Form 10KSB
period 1998-12-31
FAR EAST VENTURES INC
filed 1999-03-02
CIK 1067981

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the year ended December 31, 1998.



Commission File Number 000-24885



                     FAR EAST VENTURES, INC.
     (Exact name of registrant as specified in its charter)







Nevada                                            88-0378451
(State of organization) (I.R.S. Employer Identification No.)

4056 Elkridge Dr., Las Vegas, NV 89121
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 735-5960

Registrant's Attorney: Daniel G. Chapman, Esq.,
     3360 W. Sahara Ave., Suite 200
     Las Vegas, NV 89102
     (702) 732-2253, FAX (702) 732-7516

Securities to be registered pursuant to Section 12(b) of the Act:
None

Securities to be registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share

ITEM 1.   DESCRIPTION OF BUSINESS

FAR EAST VENTURES, INC. (the "Company") is a Nevada corporation formed on November 23, 1993. Its principal place of business is located at 4056 Elkridge Dr., Las Vegas, NV
89121. The Company was organized to engage in any lawful corporate business, including but not limited to, participating in mergers with and acquisitions of other companies. The Company has been in the developmental stage since inception and has no operating history other than organizational matters. The Company filed a Form 10-SB with the Securities and Exchange Commission in September, 1998, and became a reporting company on November 9, 1999, when the Form 10-SB became effective.

The Company was formed in 1993 by Mr. Peter Berney, an acquaintance of the present officers and directors, and brother of director Andrew Berney. Mr. Berney sold most of his founder shares to the four current officers and directors for cash shortly after forming the Company. The original purpose of the company was to engage in any legal activity, including locating a merger candidate or acquisition target. Management decided to file the Form 10-SB in mid 1997 in order to enhance the perceived value of the Company as a merger partner or acquisition vehicle. The funds for preparing the Form 10-SB are provided by Mr. Andrew Berney, a director of the Company. All funds so advanced will be repaid to him, without interest, at such time that a business combination is completed.

The primary activity of the Company currently involves seeking a company or companies that it can acquire or with whom it can merge. The Company has not selected any company as an acquisition target or merger partner and does not intend to limit potential candidates to any particular field or industry, but does retain the right to limit candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

The Board of Directors has elected to begin implementing the Company's principal business purpose, described below under "Item 2, Plan of Operation". As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules, and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan.

ITEM 2.   DESCRIPTION OF PROPERTY.

The Company neither owns nor leases any real property at this time. The Company does have the use of a limited amount of office space from one of the directors, Andrew Berney at no cost to the Company, and Management expects this arrangement to continue. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying, and similar expenses. This is a verbal agreement between Andrew Berney and the Board of Directors.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No items were submitted to a vote of the security holders by the Company during the year ended December 31, 1998.

ITEM 5.   MARKET   FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS.

The Company's common stock is quoted on the over-the-counter market in the United States under the symbol FEVI. Management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the after-market for the Company's securities and management does not intend to initiate any such discussions until such time as the Company has consummated a merger or acquisition. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

After a merger or acquisition has been completed, one or both of the Company's officers and directors will most likely be the persons to contact prospective market makers. It is also possible that persons associated with the entity that merges with or is acquired by the Company will contact prospective market makers. The Company does not intend to use consultants to contact market makers.

                          Market Price

The Registrant's Common Stock is not quoted at the present time.

Effective August 11, 1993, the Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and
(ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The National Association of Securities Dealers, Inc. (the "NASD"), which administers NASDAQ, has recently made changes in the criteria for initial listing on the NASDAQ Small Cap market and for continued listing. For initial listing, a company must have net tangible assets of $4 million, market capitalization of $50 million or net income of $750,000 in the most recently completed fiscal year or in two of the last three fiscal years. For initial listing, the common stock must also have a minimum bid price of $4 per share. In order to continue to be included on NASDAQ, a company must maintain $2,000,000 in net tangible assets and a $1,000,000 market value of its publicly-traded securities. In addition, continued inclusion requires two market-makers and a minimum bid price of $1.00 per share.

Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate which will allow the Company's securities to be traded without the aforesaid limitations. However, there can be no assurances that, upon a successful merger or acquisition, the Company will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such events, trading, if any, in the Company's securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

                             Holders

There are 40 holders of the Company's Common Stock. The four officers and directors received their stock from Mr. Peter Berney either as a gift or as payment for then-existing debts. A portion of the stock held by these four individuals was given or sold to a number of their friends and business acquaintences. All of the issued and outstanding shares of the Company's Common Stock were issued in accordance with the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

                            Dividends

The Registrant has not paid any dividends to date, and has no plans to do so in the immediate future.

                          Recent Sales

No sales of unregistered shares occurred during fiscal year 1998.

ITEM 6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR   PLAN   OF
          OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.

                   Plan of Operation - General

The   Company's  plan  is  to  seek,  investigate,  and  if  such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of Management or any promoter of the Company, or an affiliate of either, has had any material discussions with any other company with respect to any acquisition of that company. The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of the proposed business under this caption and throughout this Registration Statement is purposefully general and is not meant to restrict the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

The Company may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve acquiring or merging with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly-owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

The Company is filing this Form 10-SB on a voluntary basis because the primary attraction with the Registrant as a merger partner or acquisition vehicle will be its status as an SEC reporting company. Any merger or other combination will most likely result in the Registrant a issuing significant number of common shares, which would create a substantial dilution to the existing shareholders.

Selecting a business opportunity will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statues) for all shareholders, and other items. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Management believes that the Company may be able to benefit from the use of "leverage" in the acquisition of a business opportunity. Leveraging a transaction involves acquiring a business while incurring significant indebtedness for a large percentage of the purchase price of that business. Through leveraged transactions, the Company would be required to use less of its available funds for acquiring the business opportunity and, therefore, could commit those funds to the operations of the business opportunity, to acquisition of other business opportunities, or to other activities. The borrowing involved in a leveraged transaction will ordinarily be secured by the assets of the business opportunity to be acquired. If the business opportunity acquired is not able to generate sufficient revenues to make payments on the debt incurred by the Company to acquire that business opportunity, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that the Company must commit to acquire a business opportunity, may correspondingly increase the risk of loss to the Company. No assurance can be given as to the terms or availability of financing for any acquisition by the Company. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates, because the investment in the business opportunity held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which the Company may obtain funds for purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies of the Company. It is not possible at this time to predict the restrictions, if any, which lenders may impose, or the impact thereof on the Company.

The Company has insufficient capital with which to provide the owners of business opportunities significant cash or other assets. Management believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing post-effective amendments, Forms 8-K, agreements, and related reports and documents. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity. The Company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition. The Company also has no plans to conduct any offerings under Regulation S.

                    Sources of Opportunities

The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations.

Management, while not especially experienced in matters relating to the new business of the Company, will rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no discussions, understandings, contracts or agreements with any outside consultants and none are anticipated in the future. In the past, the Company's management has never used outside consultants or advisors in connection with a merger or acquisition.

As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction. Management has adopted a policy that such a finder's fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of the Company, if such person plays a material role in bringing a transaction to the Company.

The Company will not have sufficient funds to undertake any significant development, marketing and manufacturing of any products which may be acquired. Accordingly, if it acquires the rights to a product, rather than entering into a merger or acquisition it would, most likely, need to seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

                   Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company (see "Management"). Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider, among other factors, such matters as;
  1)   the available technical, financial and managerial resources
  2)   working capital and other financial requirements
  3)   history of operation, if any
  4)   prospects for the future
  5)   present and expected competition
  6) the quality and experience of management services which may be available and the depth of that management
  7) the potential for further research, development or exploration
  8) specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company
  9)   the potential for growth or expansion
  10)   the potential for profit
  11) the perceived public recognition or acceptance of products, services or trades
  12)  name identification

Officers and directors of each company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

Opportunities in which the Company participates will present certain risks, many of which cannot be adequately identified prior to selecting a specific opportunity. The Company's shareholders must, therefore, depend on Management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to the Company's participation.) Even after the Company's participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

The investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity the cost therefore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss of the Company of the related costs incurred.

There is the additional risk that the Company will not find a suitable target. Management does not believe the Company will generate revenue without finding and completing a transaction with a suitable target company. If no such target is found, therefore, no return on an investment in the Company will be realized, and there will not, most likely, be a market for the Company's stock.

                  Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. Once a transaction is complete, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's officers and directors may, as part of the terms of the transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicated, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of
the   Company's   limited  financial  resources  and   management
expertise.

The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which the target company's shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will, in all likelihood, hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders, including purchasers in this offering.

Management has advanced, and will continue to advance, funds which shall be used by the Company in identifying and pursuing agreements with target companies. Management anticipates that these funds will be repaid from the proceeds of any agreement with the target company, and that any such agreement may, in fact, be contingent upon the repayment of those funds.

                           Competition

The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development-stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personal resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-a-vis the Company's competitors.

                      Year 2000 Compliance

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has assessed these issues as they relate to the Company, and since the Company currently has no operating business and does not use any computers, and since it has no customers, suppliers or other constituents, it does not believe that there are any material year 2000 issues to disclose in this Form 10-SB.

                     Regulation and Taxation

The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading securities. While the Company does not intend to engage in such activities, the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company".

The Company intends to structure a merger or acquisition in such manner as to minimize Federal and state tax consequences to the Company and to any target company.

                            Employees

The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company. (See "Management").

ITEM 7.   FINANCIAL STATEMENTS

The  financial statements and supplemental data required by  this
Item 7 follow the index of financial statements appearing at Item
13 of this Form 10-KSB.

ITEM 8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

The Registrant has not changed accountants since its formation, and Management has had no disagreements with the findings of its accountants.

ITEM 9.   DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS, AND  CONTROL
          PERSONS

The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

There are no agreements for any officer or director to resign at the request of any other person, and none of the officers or directors named below are acting on behalf of, or at the direction of, any other person.

The Company's officers and directors will devote their time to the business on an "as-needed" basis, which is expected to require 5-10 hours per month.

Information as to the directors and executive officers of the Company is as follows:


Name/Address             Age    Position

Lizabeth Diller          36     President        /
9808 Piper Glen                 Director
Las Vegas, NV 89134

Michael L. Eaton         61     Secretary    /   Treasurer    /
4900 E. Tropicana Ave.          Director
Las Vegas, NV 89121

Andrew W. Berney         40     Director
4056 Elkridge Dr.
Las Vegas, NV 89121

Randy McDowell           42     Director
100 N. Wallace St. #232
Henderson, NV 89017


Lizabeth Diller     President/Director

Ms. Diller has been a Director and Officer of the corporation since April 1994. Since February 1994, she has been the Executive Casino Slot Host at Caesar's Palace in Las Vegas, NV. Ms. Diller's responsibilities here include developing a clientele through marketing and customer service, which includes arrangements for accommodations, entertainment, and dining, granting complimentaries based on play, and entertaining VIP players at special events and parties.

From October of 1992 to February 1994, she served as Assistant Store Manager for Escada Retail Inc., in Las Vegas, Nevada. Responsibilities included supervision development and sales support for staff. Handling customers special requests and direct communication with buyers and vendors regarding merchandise needs. In July of 1990 to July 1992 Ms. Diller was Store Manager for Victoria's Secret in Brea, California. Her responsibilities included supervision and training of a staff of 18 including 2 Assistant Managers. Developing and motivating staff to high levels of sales performance and customer service standards. She was also responsible for maintaining high standards in merchandise presentation to maximize store volume at all times.

From August 1986 to February 1990 she served as a Store Manager for Ann Taylor in Torrance, California. Here the responsibilities included overseeing and managing a profitable store. Supervision, training, and team building for 25 associates. Development of two Assistant Managers in the areas of sales, expertise, personnel, merchandising and store operations. Maintain high standards in merchandise presentation with the ability to analyze merchandise needs then communicating needs to supervisors and buyers. Starting in April 1980 and ending in July 1986, Ms. Diller served as an Assistant Manager for Women's Sportswear at The Bon Marche' in Eugene, Oregon. Responsibilities here included customer special requests, inventory and loss control, major sale set-up and break-down. Frequent buyer communication and striving to maintain an excellent rapport with fellow associates.

Michael L. Eaton    Secretary/Treasurer/Director

Michael L. Eaton has been a Director and Officer of the corporation since April of 1994. Since November 1994, Mr. Eaton has been President of Columbine Ventures, Las Vegas, where he oversees the corporation's taverns.

Since February 1994 Mr. Eaton has been with Jet West Airlines of Las Vegas, Nevada. Here Mr. Eaton developed Maintenance Manuals and an Inspection program for the Airline. He also developed financial forecasts, aircraft and equipment procurement programs and the DOT document.

From  August  1993  to  January 1994 Mr. Eaton  worked  at  Grand
Airways,  Las Vegas, Nevada, as the Director of Quality  Control.
Here Mr. Eaton developed the Maintenance, inspection and store programs for the FAR 121 airline.

From December 1992 to July 1993, Mr. Eaton was in the Employ of Family Airlines, Las Vegas, Nevada as the Director of Quality Control. Here Mr. Eaton developed maintenance manuals for the company as well as establishing all inspection procedures and record keeping standards for the airline.

From  August 1992 to December 1992 Mr. Eaton was working for  the
Imperial  Palace in Las Vegas, Nevada as the Company  Maintenance
Representative. At the Imperial Palace Mr. Eaton worked with  two
727-100 aircraft while in C&D checks.

From May 1990 to December 1991 Mr. Eaton worked for Aerotest, Inc., of Mojave, California as the Supervisor of the Overhaul and Modification Department. Here Mr. Eaton supervised overhaul, repair and modifications of various types of customer aircraft.

From February 1989 to February 1990 Mr. Eaton worked for Private Jet Expeditions of Wichita, Kansas as Chief Inspector. Here Mr. Eaton performed normal duties of Chief Inspector for Boeing 727 Aircraft. He was also the Company representative at Page Avjet during heavy check and modification.

From November 1987 to November 1988, Mr. Eaton worked for Neptune Aircraft Services of Las Vegas, Nevada as the Director of Maintenance. Here Mr. Eaton authored the company's Policy and Procedures Manuals. He established and maintained both the Insurance and Maintenance Departments.

From January 1984 to November 1987, Mr. Eaton worked for Sunworld Airlines of Las Vegas, Nevada as the Manager of Maintenance. During his employment here Mr. Eaton was responsible for the operation of seven DC-9 and five Boeing 737-300 aircraft. He managed 45 employees, including stores and line maintenance.

From June 1969 to August 1983, Mr. Eaton was the Supervisor and Lead Mechanic for Continental Airlines in Denver, Colorado. Here Mr. Eaton worked in a full range of experience in line and terminal maintenance, inspection, heavy checks, engine overhaul (jet and turbo-prop), aircraft, avionics troubleshooting, and autoshop.

Randy J. McDowell   Director

Randy J. McDowell has been a Director of the Company since April 1994. Since August 1, 1996 he has served as a Senior Loan Officer for United Mortgage Guarantee, Las Vegas, Nevada. His abilities include exceptional mathematical, management, and organizational skills. As a manager he has been responsible for over 30 million dollars in loans outstanding, various training and solicitation programs, office budget control, hiring and training office personnel, and forecasting monthly and yearly office growth.

He also is an officer and director of M-80s Inc., a company formed in May, 1998, which operates in the entertainment field.

From  November 1994 to July 31, 1996, he served as a Senior  Loan
Officer for United Lending Group, Las Vegas, Nevada.

From  March 1993 to November 1994, he served as Senior  Assistant
Manager for The Money Store, Las Vegas, Nevada.

From  September 1992 to March 1993, he was Senior  Collector  for
Quality Home Foods, Las Vegas, Nevada.

From  January  1989 to September 1992, he owned Film Productions,
Palm Springs, CA.

From  November 1986 to January 1989, he was a Credit  Collections
Manager for Riverside Thrift and Loan, Las Vegas, Nevada.

From  November  1982  to  November 1986 he  was  Manager  of  the
Associates Finance, Palm Springs, CA.

From  June  1979  to  November 1982 he was the  Executive  Branch
Manager for Transamerica Financial Services, Palm Springs, CA.

From May 1997, through June 1998, Mr. McDowell served as an officer an director of Nostalgia Motorcars, Inc., an OTC Bulletin Board company. From May 1994 through May 1997, he served as officer and director of GTC Telecom, also an OTC Bulletin Board company.

From June 1974 to June 1979, he served as a Sergeant/E-5 in the 5th Special Forces in the United States Army, Rad Tolz, Germany.

He is a graduate of the University of Michigan, Ann Arbor, MI in 1979. While there, he was a Business analysis major and received a Business Science Degree.

He also graduated from Cass Technical High School, Detroit, MI with honors in 1974.

In addition to these educational achievements, he has also attended many company-sponsored courses on training, sales, and management.

Andrew W. Berney    Director

Mr. Berney has been a Director of the Company since September 27, 1997.

He  has  been  President  of Equity First Associates,  Inc.,  Las
Vegas, NV, since purchasing his ownership interest in that company in January of 1998. Prior to that time, he was a Loan
Officer with Equity First since January of 1997.

He has been the Secretary / Treasurer of Cambro Investment Group,
Inc., a family-owned corporation, since August of 1993.

From July 1995 to September 1995, he was a Mortgage Loan Officer with United Lending Group, Las Vegas, NV.

From  December  1994  to June 1995 he was the  Las  Vegas  Branch
Manager for Equicredit Corporation, a company engaged in the wholesale mortgage real estate loan business.

From  July  1993 through November 1994, Mr. Berney  was  District
Manager for Ford Consumer Finance Company, Inc., in Las Vegas.

In October 1992, he joined The Moneystore in Las Vegas, where he served as branch manager until resigning in July, 1993.

From February through October of 1992, he was a loan officer in the direct sales department of Ford Consumer Finance Company, Inc., in Laguna Hills, CA.

From  March  1988  through  December  1991,  he  was  the  Senior
Executive  Branch  Manager for Transamerica  Financial  Services,
Inc., in Santa Ana, CA.

From  December 1982 through June 1985, he was an assistant branch
manager   for  the  Scottsdale  office  of  Associates  Financial
Services of Arizona.

                     Blank Check Experience

In addition to the experience described above, Mr. Andrew Berney is or has been an officer and/or director of a number of blank check companies.
     M.M. Cork  Enterprises, Inc. - President from  January  1996 through September 1996. He resigned as part of a merger agreement with International Forest Industries, Inc., which then merged with Flour City International, Inc. Mr. Berney received no compensation as part of the merger, other than shares in Flour City in exchange for his shares in M.M. Cork, which were granted in the same amount as all other shareholders received.
     Caye Chapel, Inc. - Officer and Director from September 1995 through October 1998. He resigned as part of a merger agreement in October, 1998. Mr. Berney received no compensation as part of the merger, other than shares in the surviving entity (Caye Chapel, Inc.), which were granted in the same amount as all other shareholders received.
     Cambridge  Funding  Group, Inc. - Officer and Director  from
          June, 1995 through October, 1998. He resigned as part of a merger agreement with Agriceuticals, Inc. in October, 1998. Mr. Berney received no compensation as part of the merger, other than shares in Agriceuticals, Inc. which were granted in the same amount as all other shareholders received.
     Torrey  Pines  Nevada,  Inc. - Secretary and  Director  from
          October 1992 until April 1996.
     LPI, Inc.  -  Officer  and Director from June  1991  through
          April 1997.
     Corporate Tours and Travel, Inc. - Director and Officer from
          October 21, 1993 through the present.
     Austin Land & Development, Inc. - Officer and Director since
          September 1995.
     Austin  Land & Resources, Inc. - Officer and Director  since
          September 1995.
     Austin  Underground,  Inc.  -  Officer  and  Director  since
          November 1994.
     Exclusive  Cruises and Resorts, Inc. - Officer and  Director
          from February 1995 through April 1998.
     American  Flintlock  Company - Officer  and  Director  since
          March, 1993
     Asian-American  International, Inc. - Officer  and  Director
          since November, 1994.
     Travel Masters - Officer and Director since March, 1995. Winecup Lands & Cattle Company, Inc. - Officer and Director
          since December, 1992.
     Cool-Ex  International,  Inc. - Officer and  Director  since
          July, 1997.
     Panda Pacific, Inc. - Officer and Director since May, 1997. Computer Giftware Company - Officer and Director since
          March, 1993.
     Metrobell   Telecom  Corp.  -  Officer  and  Director  since
          February, 1992.
     Handell Graff, Inc. - Officer and Director since 1993. Cherokee Leather, Inc. - Officer and Director since 1995. Mirex, Inc. - Officer and Director since 1996.
     De Sorca, Inc. - Officer and Director since 1993.
     Vista  Medical  Terrace, Inc. - Officer and  Director  since
          1990.

In addition to the experiences described above, Mr. Michael Eaton is or has been an officer and/or director of two blank check companies: Allwest Systems International, LLC, and Com 101, Inc. Both of these entities merged in May, 1997. Mr. Eaton received no compensation as part of the mergers, other than shares in the surviving companies, which were granted in the same amount as all other shareholders received.

There is no family relationship between any of the officers and directors of the Company. The Company's Board of Directors has not established any committees.

                      Conflicts of Interest

Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs. The officers and directors of the Company may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by the Company. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If a situation arises in which more than one company desires to merge with or acquire that target company and the principals of the proposed target company have no preference as to which company will merge or acquire such target company, the company of which the President first became an officer and director will be entitled to proceed with the transaction. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

With respect to the blank-check companies in which any of the officers and directors of this Company serve as officers and/or directors, none have filed registration statements prior to this Company filing its registration.

                 Investment Company Act Of 1940

Although the Company will be subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

ITEM 10.  EXECUTIVE COMPENSATION

None  of  the  Company's  officers and/or directors  receive  any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They both have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Registrant has generated revenues from operations after consummation of a merger or acquisition. As of the date of this registration statement, the Company has no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with the Company.

It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or more members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of this registration statement, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein. Persons "associated" with management is meant to refer to persons with whom management may have had other business dealings, but who are not affiliated with or relatives of management.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Registrant for the benefit of its employees.

ITEM 11.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT.

The following table sets forth each person known to the Company, as of January 7, 1999, to be a beneficial owner of five percent (5%) or more of the Company's common stock, by the Company's directors individually, and by all of the Company's directors and executive officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.



Title of   Name/Address             Shares        Percentage
Class      of Owner                 Beneficially  Ownership
                                    Owned
 Common    Lizabeth Diller          600,000       13.95%
           9808 Piper Glen
           Las Vegas, NV 89134
 Common    Randy McDowell           200,000       4.65%
           100 N. Wallace St. #232
           Henderson, NV 89017
 Common    Michael L. Eaton         900,000       20.93%
           4900 E. Tropicana Ave.
           Las Vegas, NV 89121
 Common    Andrew W. Berney         500,000       11.63%
           4056 Elkridge Dr.
           Las Vegas, NV 89121
 Common    All Officers and         2,200,000     51.16%
           Directors
           (4 individuals)

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which any of the Company's Officers, Directors, principal shareholders or their affiliates or associates serve as officer or director or hold any ownership interest. Management is not aware of any circumstances under which this policy, through their own initiative may be changed.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

There have been no reports filed on Form 8-K since the effective date of the Company's Form 10-SB. The following financial statements are included as exhibits:

     Report of Independent Auditor Barry L. Friedman, CPA,  dated
     January 29, 1999.

     Balance Sheet as of December 31, 1998, December 31, 1997, and December 31, 1996.

     Statement of Operations for the years ended December 31, 1998, December 31, 1997, and December 31, 1996.

     Statement of Changes in Stockholder's Equity for the years ended December 31, 1998, December 31, 1997, and December 31,
     1996.

     Statement of Cash Flows for the years ended December 31, 1998, December 31, 1997, and December 31, 1996.

     Notes  to  Financial Statements for the years ended December
     31, 1998, December 31, 1997, and December 31, 1996.

                  INDEPENDENT AUDITOR'S REPORT

Board of Directors                          January 29, 1999
Far East Ventures, Inc.
Las Vegas, Nevada

I have audited the accompanying Balance Sheets of Far East Ventures, Inc., (A Development Stage Company), as of December 31, 1998, December 31, 1997, and December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the three years ended December 31,1998, December 31,1997, and December 31, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Far East Ventures, Inc., (A Development Stage Company), as of December 31, 1998, December 31, 1997, and December 31, 1996, and the results of its operations and cash flows for the three years ended December 31, 1998, December 31, 1997, and December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note #5 to the financial statements, the Company has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note #5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     /S/ Barry L. Friedman

     Barry L. Friedman
     Certified Public Accountant
     Las Vegas, NV

                     FAR EAST VENTURES, INC.
                  (A Development Stage Company)

                          BALANCE SHEET

                             ASSETS



                             December 31,      December 31,      December 31,
                             1998              1997              1996
CURRENT ASSETS:              $0                $0                $
                                                                 0
TOTAL CURRENT ASSETS          $0                $0                $0
OTHER ASSETS;                $0                $36               $75
Organization Costs (Net)
TOTAL ASSETS                 $0                $36               $75

See accompanying notes to financial statements & audit report

                     FAR EAST VENTURES, INC.
                  (A Development Stage Company)

                          BALANCE SHEET

              LIABILITIES AND STOCKHOLDERS' EQUITY



                             December 31,      December 31,      December 31,
                             1998              1997              1996
CURRENT LIABILITIES;
Officers Advances (Note #6)   $ 2,625           $ 1,250           $350
TOTAL CURRENT LIABILITIES    $ 2,625           $1,250            $350
STOCKHOLDERS' EQUITY; (Note
1)
Common stock, $.001 par      $4,300            $4,300            $4,300
value Authorized 50,000,000
shares issued And
outstanding at
December 31, 1996 -
4,300,000 shs December 31,
1997 - 4,300,000 shs June
30, 1998 - 4,300,000 shs
Additional paid in Capital   0                 0                 0
Accumulated loss             -6,925            -5,514            -4,575
TOTAL STOCKHOLDERS' EQUITY   $ 2,625           $-1,214           $-275
TOTAL LIABILITIES AND        $0                $36               $75
STOCKHOLDERS' EQUITY

                     FAR EAST VENTURES, INC.
                  (A Development Stage Company)

                     STATEMENT OF OPERATION



                     Year Ended        Year Ended        Year Ended        Nov. 23, 1993
                     December 31,      December 31,      December 31,      (inception) to
                     1998              1997              1996              Dec. 31, 1998
INCOME:
Revenue               $0                $0                $0                $0
EXPENSES:
General, Selling And  $675              $900              $350              $5,455
Administrative
Amortization          20                39                39                169
Total Expenses       $695              $939              $389              $5,624
Net Profit/Loss(-)   $-695             $-939             $-389             $-5,624
Net Profit/Loss (-)  $-0.00            $-0.00            $-0.00            $-0.00
Per weighted Share
(Note1)
Weighted average     4,300,000         4,300,000         4,300,000         4,300,000
Number of common
Shares outstanding

See accompanying notes to financial statements & audit report

                     FAR EAST VENTURES, INC.
                  (A Development Stage Company)

          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                         Common Shares     Stock Amount      Additional paid-  Accumulated
                                                             in Capital        Deficit
Balance,                 4,300,000         $4,300            $0                $-
December 31, 1995                                                              4
                                                                               ,
                                                                               1
                                                                               8
                                                                               6
Net loss year ended                                                            -389
December 31, 1996
Balance,                 4,300,000         $4,300            $0                $-4,575
December 31, 1996
Net loss year ended                                                            $-939
December 31, 1997
Balance,                 4,300,000         $4,300            $0                $-5,514
December 31, 1997
Net Loss year ended                                                            -1,411
December 31, 1998
Balance,                 4,300,000         $4,300            $0                $-6,925
December 31, 1998

                     FAR EAST VENTURES, INC.
                  (A Development Stage Company)

                     STATEMENT OF CASH FLOWS



                      Year      Year      Year     Nov. 23,
                      Ended     Ended     Ended    1993
                      Dec. 31,  Dec. 31,  Dec.     (inception
                      1998      1997      31,      ) to Dec.
                                          1996     31, 1998
Cash Flows from
Operating Activities:
Net Loss              $-1,411   $-939     $-389    $-5,624
Adjustment to
reconcile net loss to
net cash provided by
operating activities
Amortization          +36       +39       +39      +169
Changes in assets and
Liabilities:
Organization costs                                 $-195
Increase in current   $+1,375   +900      +350     $+1,350
Liabilities
Net cash used in                                   $-4,300
Operating activities
Cash flows from       0         0         0        0
Investing activities
Cash Flows from
Financing Activities:
Issuance of Common    0         0         0        +4,300
Stock
Net increase          $0        $0        $0       $0
(decrease) In cash
Cash, Beginning of    0         0         0        0
period
Cash end of period    $0        $0        $0       $0

                     FAR EAST VENTURES, INC.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

   December 31, 1998, December 31, 1997, and December 31, 1996

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

Th Company was organized November 23, 1993, under the laws of the State of Nevada, as Far East Ventures, Inc. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

NOTE 2- ACCOUNTING POLICIES AND PROCEDURES

The Company records income and expenses on the accrual method.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Equivalents

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. They're no cash equivalents as of December 31, 1998.

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109, (SFAS #109), "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Organization Costs

Costs incurred to organize the Company are being amortized on a straight-line basis over a sixty-month period

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128, (SFAS #128), "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of December 31, 1998, the Company had no dilative common stock equivalents such as stock options.

Year End

The Company has selected December 31, as its year-end

NOTE 3- INCOME TAXES

There is no provision for income taxes for the period ended December 31, 1998, due to the net loss and no state income tax in the state of the Company's domicile and operations, Nevada. The Company's total deferred tax asset as of December 31, 1998 is as follows:

Net operation loss carry forward   $ 6,925

Valuation allowance           6,925

     Net deferred tax asset   $ 0

The federal net operating loss carry forward will expire various amounts from 2013 to 2018.

This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4- SHAREHOLDERS' EQUITY

Common Stock

The authorized common stock of Far East Ventures, Inc., consists of 50,000,000 shares with a par value of $.001 per share.

Preferred Stock

Far East Ventures, Inc. has no preferred stock.

On November 23, 1993, the Company issued 4,300,000 shares of it's
$.00l par value common stock for services of $ 4,300.

NOTE 5- GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, the stockholders/officers and/or directors have committed to advancing the operating costs of the Company interest free.

NOTE 6-RELATED PARTY TRANSACTION

The Company neither owns nor leases any real or personal property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7- WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.



                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FAR EAST VENTURES, INC.



                           By:/s/ Andrew W. Berney
                              Andrew W. Berney, Director