Form 10-Q
period 1999-03-31
FAR EAST VENTURES INC
filed 1999-08-10
CIK 1067981

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999.

Registrant's SEC File Number: 000-24885









                     FAR EAST VENTURES, INC.
     (Exact name of registrant as specified in its charter)







Nevada                                            88-0378451
(State of organization) (I.R.S. Employer Identification No.)

3675 Pecos-McLeod, Suite 1400, Las Vegas, NV 89121
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 866-2500

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 4,300,000 shares of common stock issued and outstanding as of July 29, 1999.

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The financial statements and supplemental data required by this Item follow the index of financial statements appearing at Item 6 of this Form 10Q-SB.

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

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

                        Plan of Operation

The Company's Plan of Operation has not changed since the filing of its amended Form 10-SB. The description of the current plan of operation is incorporated by reference to Section 2 of that amended Form 10-SB filed with the SEC on January 28, 1999.

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

                      Year 2000 Compliance

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has assessed these issues as they relate to the Company, and since the Company currently has no operating business and does not use any computers, and since it has no customers, suppliers or other constituents, it does not believe that there are any material year 2000 issues to disclose in this Form 10Q-SB.

                            Employees

The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

ITEM 6.   EXHIBITS.

FINANCIAL STATEMENTS

          Audited  financial  statements for  the  quarter  ended
            March 31, 1999.

                  INDEPENDENT AUDITORS' REPORT

Board of Directors                             July 16, 1999
Far East Ventures, Inc.
Las Vegas, Nevada

I have audited the accompanying Balance Sheets of Far East Ventures, Inc. (A Development Stage Company), as of March 31, 1999, and December 31, 1998, and the related statements of stockholders' equity for March 31, 1999, and December 31, 1998, and statements of operation and cash flows for the three months ending March 31, 1999, and March 31, 1998, and the two years ended December 31, 1998, and December 31, 1997, and the period November 23, 1993 (inception), to March 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Far East Ventures, Inc. (A Development Stage Company), as of March 31, 1999, and December 31, 1998, and the related statements of stockholders' equity for March 31, 1999, and December 31, 1998, and statements of operation and cash flows for the three months ending March 31, 1999, and March 31, 1998, and the two years ended December 31, 1998, and December 31, 1997, and the period November 23, 1993 (inception), to March 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     /s/ Barry L. Friedman
     Barry L. Friedman
     Certified Public Accountant

                     Far East Ventures, Inc.
                  (A Development Stage Company)
                          BALANCE SHEET


                                 3 Mos. Ending     Year Ended
                                 March 31, 1999    December 31,
                                                   1998
            ASSETS
CURRENT ASSETS:                  0                 0
TOTAL CURRENT ASSETS             0                 0
OTHER ASSETS;                    0                 0
TOTAL OTHER ASSETS               0                 0
TOTAL ASSETS                     0                 0
 LIABILITIES AND STOCKHOLDERS'
            EQUITY
CURRENT LIABILITIES;
Officers Advances (Note 5)        $3,315            $2,625
TOTAL CURRENT LIABILITIES        $3,315            $2,625
STOCKHOLDERS' EQUITY;
Common stock, $0.001 par value,                     $4,300
authorized 25,000,000 shares
issued and outstanding
December 31, 1998 - 4,300,000
shares
March 31, 1999 - 4,300,000        $4,300
shares
Additional paid-in Capital        0                 0
Accumulated loss                  -7,615            -6,925
TOTAL STOCKHOLDERS' EQUITY       $-3,315           $-2,625
TOTAL LIABILITIES AND            0                 0
STOCKHOLDERS' EQUITY

                     Far East Ventures, Inc.
                  (A Development Stage Company)
                     STATEMENT OF OPERATION


                  3 Mos       3 Mos.      Year Ended  Year Ended  Nov. 23,
                  Ended       Ended March December    December    1993
                  March 31,   31, 1998    31, 1998    31, 1997    (Inception
                  1999                                            ) to March
                                                                  31, 1999
INCOME:
Revenue            0           0           0           0           0
EXPENSES:
General, Selling,  $690        $100        $1,375      $900        $7,420
and
Administrative
Amortization       0           10          36          39          195
Total Expenses    $690        $110        $1,411      $939        $7,615
Net Profit/Loss(- $ -690      $ -110      $ -1,411    $ -939      $ -7,615
)
Net Profit/Loss   $ -.0002    NIL         $ -.0003    $ -.0002    $ -.0018
(-) Per weighted
Share (Note 2)
Weighted average  4,300,000   4,300,000   4,300,000   4,300,000   4,300,000
Number of common
Shares
outstanding

See accompanying notes to financial statements & audit report

                     Far East Ventures, Inc.
                  (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' EQUITY


                     Common Shares     Stock Amount      Additional paid-  Accumulated
                                                         in Capital        Deficit
Balance,             4,300,000         $4,300            $0         $ -4,575
December 31, 1996
Net loss, Year                                                             -939
Ended
December 31, 1997
Balance,             4,300,000         $4,300            $0                $ -5,514
December 31, 1997
Net Loss Year Ended                                                        $1,411
December 31, 1998
Balance,             4,300,000         $4,300            $0                $ -6,925
December 31, 1998
Net Loss January 1,                                                        -690
1999 to March 31,
1999
Balance,             4,300,000         $4,300            $0                $ -7,615
March 31, 1999

See accompanying notes to financial statements & audit report.

                     Far East Ventures, Inc.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS



                     3 Mos Ended       3 Mos Ended       Year Ended        Year Ended        Nov. 23, 1993
                     March 31, 1999    March 31, 1998    December 31,      December 31,      (Inception) to
                                                         1998              1997              March 31, 1999
Cash Flows from
Operating
Activities:
Net Loss              $ -690            $ -110            $ -1,411          $ -939            $ -7,615
Adjustment to
Reconcile net loss
to cash provided by
operating
activities:
Amortization         0                 +10               +36               +39               +195
Changes in Assets and
Liabilities:
Organization Costs   0                 0                 0                 0                 -195
Increase in current
Liabilities:
Officers Advances    +690              +100              +1,375            +900              +3,315
Net Cash used in     0                 0                 0                 0                 $ -4,300
Operating Activities
Cash Flows from      0                 0                 0                 0                 0
Investing Activities
Cash Flows from
Financing
Activities:
Issuance of common    0                 0                 0                 0                 +4,300
stock
Net increase         0                 0                 0                 0                 0
(decrease) in cash
Cash, Beginning of   0                 0                 0                 0                 0
period
Cash, end of period  0                 0                 0                 0                 0

See accompanying notes to financial statements & audit report

                     Far East Ventures, Inc.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
              March 31, 1999 and December 31, 1998

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized November 23, 1993, under the laws of the State of Nevada as Far East Ventures, Inc. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

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

Cash and equivalents

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 1999.

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Organization Costs

Costs incurred to organize the Company are being amortized on a straight-line basis over a sixty-month period.

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of June 30, 1999, the Company had no dilative common stock equivalents such as stock options.

Year End

The Company has selected December 31st as its year-end.

Year 2000 Disclosure

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities. Since the Company currently has no operating business and does not use any computers, and since it has no customers, suppliers or other constituents, there are no material Year 2000 concerns.

NOTE 3 - INCOME TAXES

There is no provision for income taxes for the period ended March 31, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1998 is as follows:


Net operation loss carry forward   $6,925
Valuation allowance      $6,925

Net deferred tax asset   $    0

The federal net operation loss carry forward will expire in various amounts from 2013 to 2018.

This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4 - STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the corporation consists of 50,000,000 shares with a par value of $.001 per share.

Preferred Stock

Far East Ventures, Inc. has no preferred stock.

On  November 23, 1993, the Company issued 4,300,000 shares of its
$0.001 par value common stock in consideration of $4,300.00 in cash.

NOTE 5 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, the stockholders/officers and or directors have committed to advancing the operating costs of the Company interest free.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional share of common stock.

EXHIBITS

a) The exhibits, consisting of the Company's Articles of Incorporation and Bylaws, are attached to the Company's Amended
  Form 10-SB, filed on January 28, 1999. These exhibits are incorporated by reference to that Form.
b)      Financial Data Schedule


                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Far East Ventures, Inc.



                           By: /s/ Douglas Ansell
                              Douglas Ansell, Secretary