Form 10QSB
period 1999-06-30
FAR EAST VENTURES INC
filed 1999-08-10
CIK 1067981

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

ITEM 6.   EXHIBITS.

FINANCIAL STATEMENTS

          Audited financial statements for the quarter ended June
            30, 1999.

                  INDEPENDENT AUDITORS' REPORT

Board of Directors                             July 19, 1999
Far East Ventures, Inc.
Las Vegas, Nevada

I  have  audited  the  accompanying Balance Sheets  of  Far  East
Ventures, Inc. (A Development Stage Company), as of June 30, 1999, and December 31, 1998, and the related statements of stockholders' equity for June 30, 1999, and December 31, 1998, and statements of operation and cash flows for the three months ending June 30, 1999, and June 30, 1998, for the six months ended June 30, 1999, and June 30, 1998, and the two years ended December 31, 1998, and December 31, 1997, and the period November 23, 1993 (inception), to June 30, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Far East Ventures, Inc. (A Development Stage Company), as of June 30, 1999, and December 31, 1998, and the related statements of stockholders' equity for June 30, 1999, and December 31, 1998, and statements of operation and cash flows for the three months ending June 30, 1999, and June 30, 1998, for the six months ended June 30, 1999, and June 30, 1998, and the two years ended December 31, 1998, and December 31, 1997, and the period November 23, 1993 (inception), to June 30, 1999, in conformity with generally accepted accounting principles.

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

     /s/ Barry L. Friedman
     Barry L. Friedman
     Certified Public Accountant

                     Far East Ventures, Inc.
                  (A Development Stage Company)
                          BALANCE SHEET


                                 6 Mos. Ending     Year Ended
                                 June 30, 1999     December 31,
                                                   1998
            ASSETS
CURRENT ASSETS:                  0                 0
TOTAL CURRENT ASSETS             0                 0
OTHER ASSETS;                    0                 0
TOTAL OTHER ASSETS               0                 0
TOTAL ASSETS                     0                 0
 LIABILITIES AND STOCKHOLDERS'
            EQUITY
CURRENT LIABILITIES;
Officers Advances (Note 5)        $3,315            $2,625
TOTAL CURRENT LIABILITIES        $3,315            $2,625
STOCKHOLDERS' EQUITY;
Common stock, $0.001 par value,                     $4,300
authorized 25,000,000 shares
issued and outstanding
December 31, 1998 - 4,300,000
shares
June 30, 1999 - 4,300,000 shares  $4,300
Additional paid-in Capital        0                 0
Accumulated loss                  -7,615            -6,925
TOTAL STOCKHOLDERS' EQUITY       $-3,315           $-2,625
TOTAL LIABILITIES AND            0                 0
STOCKHOLDERS' EQUITY

                     Far East Ventures, Inc.
                  (A Development Stage Company)
                     STATEMENT OF OPERATION


                    3 Mos Ended       3 Mos.      6 Mos Ended  6 Mos Ended
                    June 30, 1999     Ended June  June 30,     June 30,
                                      30, 1998    1999         1998
INCOME:
Revenue              0                 0           0            0
EXPENSES:
General, Selling,    0                 $575        $690         $675
and Administrative
Amortization         0                 10                       20
Total Expenses      0                 $585        $690         $695
Net Profit/Loss(-)  0                 $ -585      $ -690       $ -695
Net Profit/Loss     NIL               $ -.0001    $ -.0002     $ -.0002
(-) Per weighted
Share (Note 2)
Weighted average    4,300,000         4,300,000   4,300,000    4,300,000
Number of common
Shares outstanding

See accompanying notes to financial statements & audit report

                     Far East Ventures, Inc.
                  (A Development Stage Company)
                     STATEMENT OF OPERATION
                           (continued)


                       Year Ended  Year Ended  Nov. 23,
                       December    December    1993
                       31, 1998    31, 1997    (Inception
                                               ) to June
                                               30, 1999
    INCOME:
   Revenue             0           0           0
    EXPENSES:
   General, Selling,   $1,375      $900        $7,420
    and
    Administrative
   Amortization        36          39          195
    Total Expenses     $1,411      $939        $7,615
    Net Profit/Loss(-  $ -1,411    $ -939      $ -7,615
    )
    Net Profit/Loss    $ -.0003    $ -.0002    $ -.0018
    (-) Per weighted
    Share (Note 2)
    Weighted average   4,300,000   4,300,000   4,300,000
    Number of common
    Shares
    outstanding


                     Far East Ventures, Inc.
                  (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' EQUITY


                     Common Shares     Stock Amount      Additional paid-  Accumulated
                                                         in Capital        Deficit
Balance,             4,300,000         $4,300            $0        $ -4,575
December 31, 1996
Net loss, Year                                                             -939
Ended
December 31, 1997
Balance,             4,300,000         $4,300            $0                $ -5,514
December 31, 1997
Net Loss Year Ended                                                        $1,411
December 31, 1998
Balance,             4,300,000         $4,300            $0                $ -6,925
December 31, 1998
Net Loss January 1,                                                        -690
1999 to June 30,
1999
Balance,             4,300,000         $4,300            $0                $ -7,615
June 30, 1999

See accompanying notes to financial statements & audit report.

                     Far East Ventures, Inc.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS



                       3 Mos Ended June  3 Mos Ended June  6 Mos Ended June  6 Mos Ended June
                       30, 1999          30, 1998          30, 1999          30, 1998
Cash Flows from
Operating Activities:
Net Loss                0                 $ -585            $ -690            $ -695
Adjustment to Reconcile
net loss to cash
provided by operating
activities
Amortization           0                 +10               0                 +20
Changes in Assets and
Liabilities
Organization Costs     0                 0                 0                 0
Increase in current
Liabilities
Officers Advances      0                 +575              +690              +675
Net Cash used in       0                 0                 0                 0
Operating Activities
Cash Flows from        0                 0                 0                 0
Investing Activities
Cash Flows from
Financing Activities:
Issuance of common      0                 0                 0                 0
stock
Net increase           0                 0                 0                 0
(decrease) in cash
Cash, Beginning of     0                 0                 0                 0
period
Cash, end of period    0                 0                 0                 0

See accompanying notes to financial statements & audit report

                     Far East Ventures, Inc.
                  (A Development Stage Company)
               STATEMENT OF CASH FLOWS (continued)



                       Year Ended        Year Ended        Nov. 23, 1993
                       December 31,      December 31,      (Inception) to
                       1998              1997              June 30, 1999
Cash Flows from
Operating Activities:
Net Loss                $ -1,411          $ -939            $ -7,615
Adjustment to Reconcile
net loss to cash
provided by operating
activities
Amortization           +36               +39               +195
Changes in Assets and
Liabilities
Organization Costs     0                 0                 -195
Increase in current
Liabilities
Officers Advances      +1,375            +900              +3,315
Net Cash used in       0                 0                 $ -4,300
Operating Activities
Cash Flows from        0                 0                 0
Investing Activities
Cash Flows from
Financing Activities:
Issuance of common      0                 0                 +4,300
stock
Net increase           0                 0                 0
(decrease) in cash
Cash, Beginning of     0                 0                 0
period
Cash, end of period    0                 0                 0

See accompanying notes to financial statements & audit report

                     Far East Ventures, Inc.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
               June 30, 1999 and December 31, 1998

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

Cash and equivalents

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 1999.

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

NOTE 3 - INCOME TAXES

There is no provision for income taxes for the period ended June 30, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1998 is as follows:


Net operation loss carry forward   $6,925
Valuation allowance      $6,925

Net deferred tax asset   $    0

The federal net operation loss carry forward will expire in various amounts from 2013 to 2018.

This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4 - STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the corporation consists of 50,000,000 shares with a par value of $0.001 per share.

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



                           By:
                              Douglas Ansell, Secretary