Form 10QSB/A
period 1999-09-30
FAR EAST VENTURES INC
filed 1999-11-23
CIK 1067981

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

                  INDEPENDENT AUDITORS' REPORT

Board of Directors                          November 5, 1999
Far East Ventures, Inc.
Las Vegas, Nevada

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

     /s/ Barry L. Friedman
     Barry L. Friedman
     Certified Public Accountant

                     FAR EAST VENTURES, INC.
                  (A Development Stage Company)
                          BALANCE SHEET


                                 9 Mos. Ending     Year Ended Dec.
                                 Sept. 30, 1999    31, 1998
            ASSETS
CURRENT ASSETS:                  0                 0
TOTAL CURRENT ASSETS             0                 0
OTHER ASSETS;                    0                 0
TOTAL OTHER ASSETS               0                 0
TOTAL ASSETS                     0                 0
 LIABILITIES AND STOCKHOLDERS'
            EQUITY
CURRENT LIABILITIES;
Officers Advances                 5,315             2,625
TOTAL CURRENT LIABILITIES        5,315             2,625
STOCKHOLDERS' EQUITY;
Common stock, $0.001 par value,                     4,300
authorized 50,000,000 shares
issued and outstanding
December 31, 1998 - 4,300,000
shares
September 30, 1999 - 4,300,000    4,300
shares
Additional paid-in Capital        0                 0
Deficit Accumulated During The    -9,615            -2,625
Development Stage
TOTAL STOCKHOLDERS' EQUITY       -5,315            -2,625
TOTAL LIABILITIES AND            0                 0
STOCKHOLDERS' EQUITY

                     FAR EAST VENTURES, INC.
                  (A Development Stage Company)
                     STATEMENT OF OPERATIONS

                 3 Mos.       3 Mos.       9 Mos.        9 Mos.
                 Ended Sept.  Ended Sept.  Ended Sept.   Ended Sept.
                 30, 1999     30, 1998     30, 1999      30, 1998
INCOME:
Revenue           0            0            0             0
EXPENSES:
General, Selling  2,000        500          2,690         1,175
and
Administrative
Amortization      0            9            0             27
Total Expenses   2,000        509          2,690         1,202
Net Profit/Loss(--2,000       -509         -2,690        -1,202
)
Net Profit/Loss  -.0005       -.0001       -.0006        -.0002
(-) Per weighted
Share (Note 2)
Weighted average 4,300,000    4,300,000    4,300,000     4,300,000
Number of common
Shares
outstanding

See accompanying notes to financial statements & audit report

                     FAR EAST VENTURES, INC.
                  (A Development Stage Company)
               STATEMENT OF OPERATIONS (continued)

                 Year Ended   Year Ended   Nov. 23,
                 December     December     1993
                 31, 1998     31, 1997     (Inception)
                                           to Sept.
                                           30, 1999
INCOME:
Revenue           0            0            0
EXPENSES:
General, Selling  1,375        900          9,420
and
Administrative
Amortization      36           39           195
Total Expenses   1,411        939          9,615
Net Profit/Loss(--1,411       -939         -9,615
)
Net Profit/Loss  -0.0003      -.0002       -.0022
(-) Per weighted
Share (Note 2)
Weighted average 4,300,000    4,300,000    4,300,000
Number of common
Shares
outstanding

See accompanying notes to financial statements & audit report

                     FAR EAST VENTURES, INC.
                  (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' EQUITY


                     Common Shares     Stock Amount      Additional paid-  Accumulated
                                                         in Capital        Deficit
Balance,             4,300,000         $4,300            0         $-4,575
December 31, 1996
Net loss, Year                                                             -939
Ended December 31,
1997
Balance,             4,300,000         $4,300            0                 $5,514
December 31, 1997
Net Loss, Year                                                             -1,411
Ended December 31,
1998
Balance,             4,300,000         $4,300            0                 $-6,925
December 31, 1998
Net Loss, January                                                          -2,690
1, 1999, to
September 30, 1999
Balance,             4,300,000         $4,300            0                 $-9,615
September 30, 1999

See accompanying notes to financial statements & audit report.

                     FAR EAST VENTURES, INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS



                      3 Mos. Ended      3 Mos. Ended      9 Mos. Ended      9 Mos. Ended
                      Sept. 30, 1999    Sept. 30, 1998    Sept. 30, 1999    Sept. 30, 1998
Cash Flows from
Operating Activities:
Net Loss               -2,000            -509              -2,690            -1,202
Adjustment to
Reconcile net loss to
cash provided by
operating activities:
Amortization          0                 +9                0                 +27
Changes in Assets and
Liabilities:
Organization Costs    0                 0                 0                 0
Increase in current
Liabilities:
Officers Advances     +2,000            +500              +2,690            +1,175
Net cash used in      0                 0                 0                 0
operating Activities
Cash Flows from       0                 0                 0                 0
Investing Activities
Cash Flows from
Financing Activities:
Issuance of common     0                 0                 0                 0
stock
Net increase          0                 0                 0                 0
(decrease) in cash
Cash, Beginning of    0                 0                 0                 0
period
Cash, end of period   0                 0                 0                 0

See accompanying notes to financial statements & audit report

                     FAR EAST VENTURES, INC.
                  (A Development Stage Company)
               STATEMENT OF CASH FLOWS (continued)



                      Year Ended        Year Ended        Nov. 23, 1993
                      December 31,      December 31,      (Inception) to
                      1998              1997              Sept. 30, 1999
Cash Flows from
Operating Activities:
Net Loss               -1,411            -939              -9,615
Adjustment to
Reconcile net loss to
cash provided by
operating activities:
Amortization          +36               +39               +195
Changes in Assets and
Liabilities:
Organization Costs    0                 0                 -195
Increase in current
Liabilities:
Officers Advances     +1,375            +900              +5,315
Net cash used in      0                 0                 $-4,300
operating Activities
Cash Flows from       0                 0                 0
Investing Activities
Cash Flows from
Financing Activities:
Issuance of common     0                 0                 +4,300
stock
Net increase          0                 0                 0
(decrease) in cash
Cash, Beginning of    0                 0                 0
period
Cash, end of period   0                 0                 0

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

The federal net operation loss carry forward will expire in 2013 and 2018.

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