Form 10KSB
period 1999-12-31
FAR EAST VENTURES INC
filed 2000-04-13
CIK 1067981

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the year ended December 31,1999.

                        Commission File Number 000-24885

                             FAR EAST VENTURES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                      88-0378451
    ----------------------                          -------------------
    (State of organization)                         (I.R.S. Employer
                                                    Identification No.)

          Fifth Floor, 3660 Howard Hughes Parkway, Las Vegas NV 89109
          -----------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code (702) 735-5960

       Registrant"s Attorney: Warren J. Soloski, Esq.
                              11300 W. Olympic Blvd., Suite 800
                              Los Angeles, CA 90064
                              (310) 477-9742, FAX (310) 473-1470

       Securities to be registered pursuant to Section 12(b) of the Act,
                                      None

       Securities to be registered pursuant to Section 12(g) of the Act:
                                 Title of Class
                    Common Stock, $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Issuer's revenues for its most recent fiscal year.               $0.00

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the average of the high and low prices of the Common Stock on the OTC Bulletin Board on March 1, 2000, was $10,621,000. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $0.001 Par Value, outstanding at March 1, 2000, was 8,800,000.

                     Documents incorporated by reference:     None

                   TABLE OF CONTENTS - 1999 FORM 10-KSB REPORT

                                                                       Page
                                                                      Numbers
                                                                    -----------
                                     PART I

Item   1.      Business                                                    4

Item   2.      Properties                                                  4

Item   3.      Legal Proceedings                                           5

Item   4.      Submission of Matters to a Vote of Security Holders         5

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters                                         5

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         7

Item   7.      Financial Statements                                       14

Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                        14

                                    PART III

Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               of the Exchange Act                                        15

Item  10.      Executive Compensation                                     19

Item  11.      Security Ownership of Certain Beneficial Owners
               and Management                                             20

Item  12.      Certain Relationships and Related Transactions             20

Item  13.      Exhibits and Reports on Form 8-K                           21

Signatures                                                                22

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS


FAR EAST VENTURES, INC. (the "COMPANY") is a Nevada Corporation formed on November 23, 1993. Its principal place of business is located at Fifth Floor, 3660 Howard Hughes Parkway, Las Vegas, NV 89109. The Company was organized to engage in any lawful corporate business including, but not limited to, participating in mergers with and acquisitions of other companies . The Company has been in the developmental stage since inception and has no operating history other than organizational matters until it acquired Churchill Resources, Inc. in 2000. The Company filed a form 10-SB with the Securities and Exchange Commission in September, 1998, and became a reporting company on November 9, 1998, when the Form 10-SB became effective.

The Company was formed in 1993 by Mr. Peter Berney, an acquaintance of the former officers and directors, and brother of former director Andrew Berney. Mr. Berney sold most of his founder shares to the four former officers and directors for cash shortly after forming the Company. The original purpose of the company was to engage in any legal activity, including locating a merger candidate or acquisition target. Management decided to file the Form 10SB in mid 1997 in order to enhance the perceived value of the Company as a merger partner or acquisition vehicle. The funds for preparing the Form 10-SB were provided by Mr. Andrew Berney, a director of the Company.

The primary activity of the Company involved seeking a company or companies that it could acquire or with whom it could merge until December 1999 when it entered into an agreement with Churchill Resources Inc. The Company selected Churchill because it had positioned itself to enter the horse racing and gaming business with the proposed acquisition of the Orangeville Raceway asset outside Vancouver Canada (Fraser Downs Raceway). The Company has signed a Letter of Intent in mid March to acquire an additional horse racing property on Vancouver Island outside Victoria Canada (Sandown Raceway).


The Board of Directors has elected to begin implementing the Company's principal business purpose, described below under "Item 6, Plan of Operation". As such, the Company can be defined as a racing and gaming company, whose primary purpose at this time is to locate, evaluate and consummate, by merger or acquisition, racing and/or gaming properties with a potential for substantial positive cash flow.


ITEM 2.   DESCRIPTION OF PROPERTIES.

In 1999, the Company neither owned nor leased any real or personal property. A director provided office services at no charge. In late February the Company leased office space in Las Vegas Nevada. Upon its completion of the Orangeville Raceway assets, the Company will be leasing the racing facility in Surry, British Columbia, Canada At this time the Company owns no real property. The Companies landlord in its Las Vegas Nevada offices provides the Company with certain photocopy and secretarial services for a fee based on usage..

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No items were submitted to a vote of the security holders by the Company during the year ended December 31, 1999.


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is quoted on the over-the-counter market in the United States under the symbol FEVI. Management has undertaken discussions with prospective market maker concerning the participation of such market maker in the aftermarket for the Company's securities and management does intend to initiate additional discussions at such time as the Company has consummated the initial acquisition of a racing and/or a gaming property. There is no assurance that a trading market will continue if the Company fails to acquire its target racing and/or gaming properties.

After an acquisition of a racing and/or gaming property has been completed, the Company's officers and Directors will most likely be the persons to contact additional market makers. It is also possible that persons associated with the entity that is acquired by the Company will contact prospective market makers. The Company intends to use consultants to contact market makers.

Market Price
------------
The high and low interdealer prices for the quarter ended March 31, 2000, which is the period during which an active trading market commenced, on the over-the-counter market (without retail markup, markdown or commission) are as follows:


     Quarter Ended March 31, 2000       High $17.00    Low $1.88

Effective August 11, 1993, the Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a ""penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions, For any transaction involving a penny stock, unless exempt the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks, The broker or dealer must also deliver, prior to any transaction in a penny stock a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the, basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The National  Association  of  Securities  Dealers,  Inc.  (the  "NASD'),  which administers  NASDAQ,  has  recently  made  changes in the  criteria  for initial listing on the NASDAQ Small Cap market and for continued listing. For initial listing, a company must have net tangible assets of $4 million, market capitalization of $50 million or net income of $750,000 in the most recently completed fiscal year or in two of the last three fiscal years. For initial listing, the common stock must also have a minimum bid price of $4 per share. In order to continue to be included on NASDAQ, a company must maintain $2,000,000 in net tangible assets and a $1,000,000 market value of its publicly-traded securities. In addition, continued inclusion requires two market-makers and a minimum bid price of $1.00 per share.

Management intends to strongly consider undertaking transactions with merger and/or acquisition candidates which will allow the Company's securities to be traded without the aforesaid limitations. However, there can be no assurances that, upon a successful merger or acquisition, the Company will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the, Company's securities on a national exchange, In such events, trading, if any, in the Company's securities may then continue in the non NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of. the Company's securities.

Holders
-------
There are 36 holders of the Company's Common Stock. The former officers and directors received their stock from Mr. Peter Berney either as a gift or as payment for then-existing debts. A portion of the stock held by these four individuals was given or sold to a number of their friends and business acquaintances. All of the issued and outstanding shares of the Company's Common Stock were issued in accordance with the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933.


Dividends
---------
The Registrant has not paid any dividends to date, and has no plans to do so in the immediate future.


Recent Sales of Unregistered Securities
---------------------------------------
In its acquisition of Churchill Resources, Inc. the Company issued Four Million (4,500,000) unregistered shares during fiscal year 2000.



ITEM 6.    MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This report includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21 E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements, Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward- looking statements contained in this Statement.

Plan of Operation - General
---------------------------
The Company's plan is to conclude its acquisition of the Fraser Downs Raceway and Sandown Raceway in British Columbia and take over the day-to-day operation of these facilities. The Company will attempt to secure from British Columbia authorities the right to have gaming at its racing facilities. The Company is in the process of investigating other racing and/or gaming entities for acquisition or merger. At this time, the Company has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any additional racing or gaming entity. Members of management of the Company have had material discussions with other racing and gaming entities

The Company may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which way be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company. The Company is interested in a business opportunity that would involve acquiring or merging with a corporation which is involved with the internet.

The Company filed its Form 10-SB on a voluntary basis because the primary attraction with the Registrant as a merger partner or acquisition vehicle will be its status as a SEC reporting company. The merger with Churchill Resources, Inc. resulted in the Registrant issuing a significant number of common shares, which created a substantial dilution to the existing shareholders.

Selecting additional business opportunities will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statues) for all shareholders, and other items. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Management believes that the Company will be able to benefit from the use of "leverage" in the acquisition of a business opportunity. Leveraging a transaction involves acquiring a business while incurring significant indebtedness for a large percentage of the purchase price of that business. Through leveraged transactions, the Company would be required to use less of its available funds for acquiring the business opportunity and, therefore, could commit those funds to the operations of the business opportunity, to acquisition of other business opportunities, or to other activities. The, borrowing involved in a leveraged transaction will ordinarily be secured by the assets of the business opportunity to be acquired. If the business opportunity acquired is not able to generate sufficient revenue to make payments on the debt incurred by the Company to acquire that business opportunity, the lender would be able to exercise the remedies provided by law or by contract, These leveraging techniques, while reduce the amount of funds that the Company must commit to acquire a business opportunity, may correspondingly increase the risk of loss to the Company. No assurance can be given as to the terms or availability of financing for any acquisition by the Company. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates, because the investment in the business opportunity held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which the Company way obtain funds for purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies of the Company. It is not possible at this time to predict the restrictions, if any, which leaden may impose, or the impact thereof on the Company.


The Company has secured various financing sources and therefor believes it will have sufficient capital with which to provide the owners of business opportunities significant cash or other assets. During 1999 Churchill Resources, Inc., which has now been acquired by the Company, entered into an agreement with Crary, Onthank & O'Neil LLC to act as a financial advisor in connection with raising a minimum of Six Million Dollars ($6,000,000.00) for use in the Fraser Downs Raceway acquisition and for working capital. Management believes the Company will offer owners of business opportunities the opportunity to acquire an ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing post-effective amendments, Forms 8-K, agreements, and related reports and documents. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity. The Company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

The Company will not restrict its search for any specific kind of firms, but may acquire an internet related venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation .of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition. The Company also has plans to conduct an offerings under Regulation S.

Sources of Opportunities
------------------------
The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations.

Management, while not especially experienced in matters relating to internet businesses, will rely upon their own efforts and, to a much greater extent, the efforts of the Company's shareholders and potential financial partners. It is anticipated that additionally consultants or advisors, other than the Company's legal counsel, market makers and accountants, will be utilized by the Company to effectuate its business racing and gaming opportunities.

As is customary in the industry, the Company may pay a finder's fee for locating an acquisition or merger prospect. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction.. Management has adopted a policy that such a finder's fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of the Company, if such person plays a material role in bringing a transaction to the Company.

The Company may not have sufficient funds to undertake any significant. research, development, marketing and manufacturing of any products which may be acquired, Accordingly, if it acquires the rights to a product, rather than entering into a merger or acquisition it would, most likely, seek debt or equity financing or obtain financing from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able, either to obtain additional financing, beyond its current financing lines of credit, or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

Evaluation of Opportunities
---------------------------
The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company (see "Management"). Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider, among other factors, such matters as;

     1.   the available technical, financial and managerial resources

     2.   working capital and other financial requirements

     3.   history of operation, if any

     4.   prospects for the future

     5.   racing, gaming or internet related

     6. the quality and experience of management services which may be available and the depth of that management

     7.   the potential for further research, development or exploration

     8. specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the company

     9.   the potential for growth or expansion

     10.  the potential for profit

     11. the perceived public recognition or acceptance of products, services or trades

     12.  name identification

Officers, directors and consultants of the Company will meet personally with management and key personnel of any potential merger or acquisition target as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

Opportunities in which the Company participates will present certain risks, many of which cannot be adequately identified prior to selecting a specific opportunity. The Company's shareholders must, therefore, depend on its Management to identify and evaluate such risks, Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated sufficient revenues from its principal business activities prior to the Company's participation.) Even after the Company's participation, there is a risk that the merged or acquired enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies which may not succeed. The Company intends only to participate in low risk mergers and acquisitions to limit the risk assumed by the Company and, therefore, its shareholders.

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


Acquisition of Opportunities
----------------------------
In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. Once a transaction is complete, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition a majority or all of the Company's officers and directors may, as part of the terms of the transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter, The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicated, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80"/o or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which the target company's shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will, in all likelihood, hold a lesser percentage ownership interest in the Company following the acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

Competition
-----------
The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development-stage or young enterprises. There are many established management and financial consulting companies and venture capital firms which haw significantly greater financial and personal resources, technical expertise and experience than the Company, in view of the Company's limited financial resources and management availability, the Company will continue to be at a competitive disadvantage vis-a-vis the Company's competitors.


EMPLOYEES
---------
The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company. At this time the Chief Operating Officer is the only full-time employee. (See "Management.")


ITEM 7.   FINANCIAL STATEMENTS

The financial statements and supplemental data required by this Item 7 follow the index of financial statements appearing at Item 13 of this Form 10-KSB.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 8, 2000 the Company decided to change accountants to a larger firm giving the Company access to greater accounting resources and requested the resignation of Barry L. Friedman, P.C., the Company's independent auditors.

In connection with its audits of the Company's financial statements for the Company's most recent years, there is no disagreement with Barry L. Friedman, P.C. on any matters of accounting principals or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Barry L. Friedman, P.C. would have caused Barry L. Friedman P.C. to make reference to the matter in their report. Barry L. Friedman, P.C.'s report on the Company's financial statements for each period for which Barry L. Friedman performed an audit of the Company's financial statements contained no adverse or disclaimer of opinion and was not modified or qualified as to uncertainty, audit scope, or accounting principals. The decision to change accountants was approved by the Board of Directors of the Company.

On February 8, 2000 the Board of Directors appointed Merdinger, Fruchter, Rosen & Corso, P.C. to serve as the Company's independent auditors for the fiscal year ended December 31, 1999.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

There are no agreements for any officer or director to resign at the request of any other person and none of the officers or directors named below are acting on behalf of, or at the direction of, any other person.

The Company's officers and directors will devote their time to the business on an "as needed" basis, which is expected to require 5-10 hours per month with the exception of Mr. Fred Bilawey who is employed full time by the Company.

Information as to the directors and executive officers of the Company is as follows:

     Name/Address                     Age        Position
     ------------                     ---        --------
     Harry Mentonis                   48         Director, Chief Executive
     3 Gem Avenue                                Officer (effective 4/1/00)
     Egg Harbor Township, NJ 08234

     Fred Bilawey                     38         Director
     3924 Lilac Haze,                            Chief Operating Officer
     Las Vegas, NV 89147                         Chief Financial Officer

     Darryl Mills                     45         Director, Secretary
     2467 Asquith Court
     Westbank, BC, Canada V4T2P6


HARRY MENTONIS, DIRECTOR AND CHIEF EXECUTIVE OFFICER

          Mr. Mentonis was recently appointed to the Board of Directors of the Company. Also Mr. Mentonis was appointed Chief Executive Officer of the Company effective April 1, 2000. Mr. Mentonis brings to the Company 22 years of gaming experience after having held a variety of executive and management level positions.

          Mr. Mentonis attended Staten Island Community College, New York School of Gaming, Atlantic City Community College, and the Casino Gaming
     Institute. Mr. Mentonis is accomplished in Casino Management, Player Development, Facilities Operations, International Planning and General Business Gaming Development and Origination.

          Mr. Mentonis brings to the Company long term experience in handling a wide range of casino and gaming issues. He possesses excellent negotiating skills and works well with top corporate management. His leadership skills have assisted in building highly professional and motivated staffs, and planning and managing short and long term projects.

          From May, 1995 to the present Mr. Mentonis has been employed as Director of Player Development Casino Marketing at the Trump Plaza Hotel & Casino, Atlantic City, New Jersey. During his employment he exceeded revenue budget quotas each year by approximately 20%. He also developed new business and promotional events to stimulate player participation, increased high roller occupancy rates and structured telemarketing programs to re-establish dormant customer relations.

          From August 1987 to May 1995, Mr. Mentonis was employed by the Sands Hotel Casino in Atlantic City, NJ where he held a variety of positions finally reaching the positions of Director, Player Development Casino Marketing. His responsibilities included managing a marketing staff of 27 representatives, delegation to senior marketing executives on job performance responsibilities, develop a new organizational structure for his department with the creation of monthly goals and/or targets.

          Prior to being at the Sands Hotel and Casino Mr. Mentonis was employed by Bally's Park Place Casino Hotel from September 1980 to August 1987 where again he held a variety of positions finally reaching the position of head of Casino Scheduling where he scheduled the work daily and weekly work assignments for approximately 200 people.


FRED W. BILAWEY,  DIRECTOR, CHIEF OPERATING OFFICER AND CHIEF FINANCIAL OFFICER

          Mr. Bilawey has been a Director and Officer of the corporation since December 1999. From March 1999 to December 1999 Mr. Bilawey was General Manager of the Moulin Rouge Casino in Las Vegas Nevada where he was responsible of the re-opening of this 40,000 square foot gaming facility. He developed and implemented an overall conceptual plan for the casino including the providing of guidance and direction to both the Architect and General Contractor, interviewed, hired and trained the senior management and supervisory personnel, developed and submitted necessary documents to the Nevada State Gaming Commission and develop and implement all Operations Manuals and Human Resource packages for the casino.

          Mr. Bilawey was the General Manager of the Caribbean Cabana in Las Vegas, Nevada from February 1997 to March 1999 where he was employed to develop a Caribbean theme casino, bar and dining room that encompassed over 20,000 square feet. He designed the overall floor plan for the facility and provided day to day "hands on" management.

          Over the years Mr. Bilawey was the General Manager of various restaurants and nightclubs and served as a consultant to others. He was director of food and beverage for Hastings Park Racetrack in Vancouver, B.C., Canada. Mr. Bilawey graduated with honors from McNally Composite High School in Edmonton, Alberta Canada and was a pre-med student at Concordia College in Edmonton.


DARRYL MILLS,  DIRECTOR AND SECRETARY

          Mr. Mills has been a Director and Secretary of the Company since December 1999. Born in Edmonton Alberta Canada in 1954, Mr. Mills received his formal education at the University of Saskatchewan and the University of Regina. He holds a Certificate in Government Administration, Business Communications Degree in Finance/Organization Design and he has completed his course work for a Masters of Science Degree in Research Methodology.

          Mr. Mills worked with the government for nearly 20 years. He had a very successful career and held many progressively responsible positions including: Auditor Assistant Director of Economic Development, Executive Assistant to the Minister of Finance, Executive Director of Operations and Project Coordinator.

          Throughout his career, Mr. Mills has always taken a leading role in developing and implementing new programs, and he is very knowledgeable about the workings of government. He played a leading role in the development of gaming regulations in Canada and is keenly aware of how the industry operates.

          Mr. Mills left government four years ago to establish his own consulting firm in British Columbia. Since that time he has worked on many different projects with organizations involved in gaming, finance, accounting, merchant banking, healthcare, e-commerce and public service.

          There is no family relationship between any of the officers and directors of the Company. The Company's Board of Directors has not established any committees.

Conflicts of Interest
---------------------
Insofar as Mr. Darryl Mills is engaged in other business activities, management anticipates he will devote only a minor amount of time to the Company's affairs. The officers and directors of the Company may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by the Company. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If a situation arises in which wore than one company desires to merge with or acquire that target .company and the principals of the proposed target company have no preference as to which company will merge or acquire such target company, the company of which the President/ Chief Executive Officer first became an officer and director will be entitled to proceed with the transaction. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

Investment Company Act Of 1940
------------------------------
Although the Company will be subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. For the fiscal year ended December 31, 1999, all reports were timely filed.

ITEM 10.  EXECUT1VE COMPENSATION

Prior to fiscal 2000, none of the Company's officers and/or directors received any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. During fiscal 2000 the Company expects to pay the following base monthly salaries:

            Name                             Monthly Salary
            ----                             --------------
          Harry Mentonis                      $8,000.00
          Fred W. Bilawey                     $6,000.00
          Darryl Mills                        $3,500.00

Further, none of the directors are accruing any compensation pursuant to any agreement with the Company.

It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or more members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction..

It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finders fee. It is anticipated that this finders fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment may be tendered by the acquisition or merger candidate, if the Company has insufficient cash available. The amount of such finder's fee, if any, cannot be determined as of the date of this report, but is expected to be comparable to consideration normally paid. in like transactions. No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein. Persons "associated" with management is meant to refer to persons with whom management may have had other business dealings, but who are not affiliated with or relatives of management.

No retirement, pension, profit sharing, stock option or insurance program or other similar programs have been adopted by the Registrant for the benefit of its employees.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth each person known to the Company, as of March 1, 2000, to be a beneficial owner of five percent (5%) or more of the Company's common stock, by the Company's directors individually, and by all of the Company's directors and executive officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.


                                                  Shares
                        Name/Address            Beneficially       Percentage
Title of Class            of Owner                 Owned           Ownership(1)
--------------          ------------            ------------       -------------
Common               Churchill Resources, Inc.    4,500,000           51.14
                     4771 Sweetwater Blvd.,
                     Suite 125,
                     Sugarland, TX 77479

Common                All Officers and Directors        0                0

(1) Based on 8,800,000 shares of common stock outstanding.



ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which any of the Company's Officers, Directors, principal shareholder or their affiliates or associates serve as officer or director or hold any ownership interest. Management is not aware of any circumstances under which this policy, through their own initiative may be changed.

Management intends to undertake efforts to cause an orderly market to continue in the Company's securities as the Company implements its business plan described herein.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8K.

(a)(1) The following financial statements are contained on Pages F-1 through F-11:

          Report of Independent Auditor Merdinger, Fruchter, Rosen & Corso, Certified Public Accountants dated March 3, 2000.

          Balance Sheet as of December 31, 1999, and December 31, 1998,

          Statement of Operations for the years ended December 31, 1999, December 31, 1998, and from the period November 23, 1993 (inception) to December 31, 1999.

          Statement of Changes in Stockholder's Deficiency.

          Statement of Cash Flows for the years ended December 31, 1999, December 31, 1998, and the period from November 23, 1993 (inception) to December 31, 1999.

          Notes to Financial Statements for the years ended December 31, 1999 and December 31, 1998.

(a)(3)   Exhibits

          The following exhibits are filed with this report.

2.1 Reorganization Agreement with Churchill Resources, Inc. dated November 24, 1999 (filed herewith).

3.1 Articles of Incorporation (incorporated herein by reference to the Company's Registration Statement on Form 10SB, SEC File No. 000-24885)

3.2       Bylaws  of  Registrant   (incorporated  herein  by  reference  to  the
          Company's Registration Statement on Form 10SB, SEC File No. 000-24885)

10.1 Agreement with Crary, Onthank & O'Neil dated December 14, 1999 (filed herewith).

27.1      Financial Data Schedule (filed herewith).

(b) There have been 2 reports filed on Form 8-K for the final quarter of 1999. These reports dealt with changes in the Board of Directors and officers of the Company.

          The Form 8-K dated December 15, 1999 dealt with the resignation of the existing officers and directors and the appointment of new officers and new directors. The report also set forth the change of the principal offices of the registrant.

          The Form 8-K dated December 27, 1999 addressed previously filed incorrect information in regards to the appointment of officers and directors. The incorrect information was filed on July 30, 1999.

                             FAR EAST VENTURES, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



                                      INDEX



                                                                       PAGE

           INDEPENDENT AUDITORS' REPORT                                F-1

           BALANCE SHEETS                                              F-2

           STATEMENTS OF OPERATIONS                                    F-3

           STATEMENT OF STOCKHOLDERS' DEFICIENCY                       F-4

           STATEMENTS OF CASH FLOWS                                    F-5

           NOTES TO FINANCIAL STATEMENTS                            F-6-11

                          INDEPENDENT AUDITORS' REPORT





TO THE BOARD OF DIRECTORS OF FAR EAST VENTURES, INC.:

We have audited the accompanying balance sheets of Far East Ventures, Inc. (A Development Stage Company) as of December 31, 1999 and 1998 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended and for the period from November 23, 1993 (inception) to December 31, 1999. These financials statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Far East Ventures, Inc. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended and for the period from November 23, 1993 (inception) to December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the accompanying financial statements, the Company has no established source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note
1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                  MERDINGER, FRUCHTER ROSEN & CORSO, P.C.
                                  Certified Public Accountants

Los Angeles, California
March 3, 2000

                             FAR EAST VENTURES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                         December 31,
                                                    ----------------------
                                                       1999         1998
                                                    ---------    ---------

     TOTAL ASSETS                                   $       -    $       -
                                                    =========    =========



   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
  Accounts payable                                  $  41,173    $       -
  Officers advances                                     5,315        2,265
                                                    ---------    ---------
    TOTAL CURRENT LIABILITIES                          46,488        2,625

LINE OF CREDIT - Stockholder                           91,300            -
                                                    ---------    ---------
     TOTAL LIABILITIES                                137,788        2,625
                                                    ---------    ---------

STOCKHOLDERS' DEFICIENCY
  Common stock, $0.001 par value;
    50,000,000 shares authorized;
    4,300,000 shares issued and outstanding             4,300        4,300
  Deficit accumulated during the
    development stage                                (142,088)      (6,925)
                                                    ---------    ---------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)         (137,788)      (2,625)
                                                    ---------    ---------


     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIENCY)                          $       -    $       -
                                                    =========    =========






The accompanying notes are an integral part of the financial statements

                             FAR EAST VENTURES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                               For the
                                                                             Period from
                                                                             November 23,
                                                     For the Year Ended          1993
                                                        December 31,         (inception) to
                                                --------------------------    December 31,
                                                   1999            1998           1999
                                                -----------    -----------   --------------
REVENUE                                         $        --    $      --     $         --

GENERAL AND ADMINISTRATIVE EXPENSES                 132,880        1,411          139,805
INTEREST EXPENSE                                      2,283         --              2,283
                                                -----------    ---------     ------------

LOSS BEFORE TAXES                                  (135,163)      (1,411)        (142,088)

PROVISION FOR INCOME TAXES                             --           --                 --
                                                -----------    ---------     ------------

NET LOSS                                        $  (135,163)   $  (1,411)    $   (142,088)
                                                ===========    =========     ============

NET LOSS PER COMMON SHARE -
 basic and diluted                              $     (0.03)   $    --       $      (0.03)
                                                ===========    =========     ============


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING -
 basic and diluted                                4,300,000    4,300,000        4,300,000
                                                ===========    =========     ============







The accompanying notes are an integral part of the financial statements.

                             FAR EAST VENTURES, INC.
                          (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                              Deficit
                                                             Accumulated
                                          Common Stock       During the
                                      --------------------   Development
                                      Shares      Amount       Stage        Total
                                     ---------   ---------   ---------    ---------

Balance at November 22, 1993                 -   $       -   $      -     $       -

Issuance of common stock
  for cash on November 23, 1993
  at $0.001 per share                4,300,000       4,300        --          4,300
Net loss                                     -           -      (4,108)      (4,108)
                                     ---------   ---------   ---------    ---------


Balance at December 31, 1993         4,300,000       4,300      (4,108)         192
Net loss                                     -           -         (39)         (39)
                                     ---------   ---------   ---------    ---------

Balance at December 31, 1994         4,300,000       4,300      (4,147)         153
Net loss                                     -           -         (39)         (39)
                                     ---------   ---------   ---------    ---------

Balance at December 31, 1995         4,300,000       4,300      (4,186)         114
Net loss                                     -           -        (389)        (389)
                                     ---------   ---------   ---------    ---------

Balance at December 31, 1996         4,300,000       4,300      (4,575)        (275)
Net loss                                     -           -        (939)        (939)
                                     ---------   ---------   ---------    ---------

Balance at December 31, 1997         4,300,000       4,300      (5,514)      (1,214)
Net loss                                     -           -      (1,411)      (1,411)
                                     ---------   ---------   ---------    ---------

Balance at December 31, 1998         4,300,000       4,300      (6,925)      (2,625)
Net loss                                     -           -    (135,163)    (135,163)
                                     ---------   ---------   ---------    ---------

Balance at December 31, 1999         4,300,000   $   4,300   $(142,088)   $(137,788)
                                     =========   =========   =========    =========

The accompanying notes are an integral part of the financial statements.

                             FAR EAST VENTURES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                       For the Period
                                                                        from November
                                                For the Year ended         23, 1993
                                                  December 31,         (inception) to
                                              ---------------------      December 31,
                                                 1999        1998            1999
                                              ---------    ---------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                    $(135,163)   $  (1,411)     $(142,088)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Amortization                                                 36            195
     Changes in Assets and Liabilities:
        Increase - organization costs                                          (195)
        Increase - accounts payable              41,173            -         41,173
        Increase - officers advances              2,690        1,375          5,315
                                              ---------    ---------      ---------
     NET CASH USED IN OPERATING ACTIVITIES      (91,300)           -        (95,600)
                                              ---------    ---------      ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
   Increase in line of credit                    91,300            -         91,300
   Issuance of common stock for cash                  -            -          4,300
                                              ---------    ---------      ---------
     NET CASH PROVIDED BY FINANCING              91,300            -         95,600
                                              ---------    ---------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS               -            -              -

CASH AND CASH EQUIVALENTS -
  beginning of period                                 -            -              -
                                              ---------    ---------      ---------
 CASH AND CASH EQUIVALENTS -
  end of period                               $       -    $       -      $       -
                                              =========    =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period -
         Interest paid                        $       -    $       -      $       -
                                              =========    =========      =========
         Income taxes paid                    $       -    $       -      $       -
                                              =========    =========      =========

The accompanying notes are an integral part of the financial statements.

                             FAR EAST VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1 -  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

          Nature of Operations
          --------------------
          Far East Ventures, Inc. ("Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the state of Nevada on November 23, 1993. It is management's objective to seek a merger with an existing operating company (see
          Note 4 - Subsequent Events).

          Basis of Presentation
          ---------------------
          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This factor raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amount, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. It is management's objective to seek additional capital through a merger with an existing operating company (see Note 4 - Subsequent Events "Acquisition").

          Use of Estimates
          ----------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

          Fair Value of Financial Instruments
          -----------------------------------
          For certain of the Company's financial instruments including accounts payable and advances and line of credit from stockholder, the carrying amounts approximate fair value due to their short maturities.

                             FAR EAST VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1 -  DESCRIPTION OF BUSINESS AND SIGNIFICANT  ACCOUNTING  POLICIES
          (Continued)

          Cash and Cash Equivalents
          -------------------------
          The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

          Concentration of Credit Risk
          ----------------------------
          The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

          Income Taxes
          -----------
          Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

          Loss Per Share
          --------------
          During 1998, the Company adopted SFAS No. 128, "Earnings Per Share," which requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of Basic LPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted LPS gives effect to all diluted potential common shares outstanding during the period. The computation of Diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. For each of the periods presented, the Company does not have any potential dilutive securities.

          Comprehensive Income
          --------------------
          In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 1999 and 1998, and for the period from November 23, 1993 (inception) to December 31, 1999, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the accompanying financial statements.

                             FAR EAST VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1 -  DESCRIPTION OF BUSINESS AND SIGNIFICANT  ACCOUNTING  POLICIES
          (Continued)

          Impact of Year 2000 Issue
          -------------------------
          As of December 31, 1999, the Company does not have any computer systems or customers and suppliers. Therefore, the issue of the year 2000 has no effect on the Company's current activities.

NOTE 2 -  RELATED PARTY TRANSACTIONS

          Office Space
          ------------
          In 1999, the Company neither owned nor leased any real or personal property. A director provided office services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

          Officer Advances
          ----------------
          Officers of the Company have advanced $5,315 and $2,625, as of December 31, 1999 and 1998, respectively, to pay for general and administrative expenses of the Company. These advances are short-term in nature and due on demand.

          Credit Facility
          ---------------
          In September 1999, the Company entered into a borrowing agreement with a company ("Lender"), which is a stockholder of the Company. Under the agreement the Lender will advance up to $1,000,000 to the Company to fund operations until the Company completes its acquisition of the operating assets of Orangeville Raceway, Ltd (see Note 4 - Subsequent Events "Acquisition". The advances accrue interest at a rate of 10% and are due and payable within two years from the first advance date. The Company will issue 1,500,000 shares of the Company's common stock to the Lender. The shares are exchangeable by the Lender within two years for the unpaid principal and accrued interest. If the Lender does not exchange the shares, then the shares are payment for the principal and all accrued interest. As of December 31, 1999, the Company had borrowed $91,300 and as of March 3, 2000 the balance was approximately $326,000.

                             FAR EAST VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 3 -  INCOME TAXES

          The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                    Federal Income Tax Rate                       34.0%
                    Effect of Valuation Allowance             (   34.0)%
                                                              ----------
                    Effective Income Tax Rate                      0.0%
                                                              ==========

          At December 31, 1999 and 1998, the Company had net carryforward losses of approximately $142,000 and $7,000, respectively. Because of the current uncertainty of realizing the benefits of the tax carryforward, valuation allowances equal to the tax benefits for deferred taxes have been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

          Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                      December  31,
                                               --------------------------
                                                  1999           1998
                                               ----------    ------------
          Deferred Tax Assets Loss
           Carryforwards                       $   48,300    $     2,400

             Less:  Valuation Allowance        (   48,300)   (     2,400)
                                               -----------   ------------
             Net Deferred Tax Assets           $        -    $          -
                                               ==========    ============

          Net operating loss carryforwards expire starting in 2019.

                             FAR EAST VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 4 -  SUBSEQUENT EVENTS

          Consulting Agreements
          ---------------------
          In January 2000, the Company issued to R.R.P., L.L.C., an unrelated third party, 300,000 shares of the Company's common stock in accordance with a consulting agreement. The shares have been valued in accordance with FASB No. 123 "Accounting for Stock-Based Compensation" at $1,274,880 based on the fair market value of the Company's common stock on the date of issuance of the shares.

          In January 2000, the Company has committed to enter into a consulting agreement with the owner ("Consultant") of a company, which is a stockholder of the Company. The agreement is for an investor and public relations services to be rendered by the Consultant over a twelve-month period. For the services rendered, the Consultant received 500 shares of the Company's common stock. The shares have been valued in accordance with FASB No. 123 "Accounting for Stock-Based Compensation" at $2,100 based on the fair market value of the Company's common stock on the date of issuance of the shares.

          Private Placement and Advisory Services
          ---------------------------------------
          In January 2000, the Company engaged Chanin Capital Partners, LLC ("CCP") and its affiliates to act as exclusive financial advisor and/or agent to the Company in connection with acquisitions. CCP has agreed to initiate a private placement of up to $100,000,000, on best efforts, of senior secured debt, senior subordinated notes or equity. For these services CCP will be paid a one-time advisory fee of $25,000 and a commission, based on percentage of funding, for any private placement financing.

          In December 1999, Churchill Resource, Inc. ("CRI") engaged Crary Onthank and O'Neil LLC ("COO"), who have agreed to initiate a private placement of up to $6,000,000, on best efforts, of senior secured debt, senior subordinated notes or equity. The funds will be used for CRI's acquisition of the operating assets of Orangeville Raceway, Ltd. For these services, COO will be paid a one-time advisory fee of 25,000 shares of the Company's common stock and a commission, based on percentage of funding, for any private placement financing.

                             FAR EAST VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 4 -  SUBSEQUENT EVENTS (Continued)

          Acquisitions
          ------------
          In January 2000, the Company completed an acquisition of CRI. The Company issued 4,500,000 shares of its common stock for all of the issued and outstanding common stock of CRI. After the acquisition, CRI will have a majority ownership of the Company. Since CRI will be the controlling stockholder, CRI will be the successor by merger to the Company. Therefore, the acquisition will be accounted for as a recapitalization of CRI and the historical and continuing financial statement presentation will be that of the legal subsidiary, CRI, not the legal parent, the Company. Due to the Company's lack of business activity prior to the merger, no excess cost over fair value of net assets acquired will be recorded.

          In January 2000, the Company, formerly CRI, executed an asset purchase agreement and paid an initial deposit of $100,000 to purchase the operating assets of Orangeville Raceway, Ltd. The assets purchase agreement closing is contingent upon regulatory approval from the British Columbia Racing Authority.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FAR EAST VENTURES, INC.


                                                  /s/ Fred W. Bilawey
                                              By: -----------------------
                                                  Fred W. Bilawey, Director
                                                  Chief Operating Officer,
                                                  Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                          Title               Date

/s/ Fred W. Bilawey           Director, Chief Operating     April 11, 2000
                              Officer, Chief Financial
                              Officer

/s/ Harry Mentonis            Director, Chief Executive     April 11, 2000
                              Officer

/s/ Darryl Mills              Director, Secretary           April 11, 2000

                                 EXHIBIT INDEX


Exhibit
Number              Description
-------             -----------
2.1 Reorganization Agreement with Churchill Resources, Inc. dated November 24, 1999 (filed herewith).

3.1 Articles of Incorporation (incorporated herein by reference to the Company's Registration Statement on Form 10SB, SEC File No. 000-24885)

3.2       Bylaws  of  Registrant   (incorporated  herein  by  reference  to  the
          Company's Registration Statement on Form 10SB, SEC File No. 000-24885)

10.1 Agreement with Crary, Onthank & O'Neil dated December 14, 1999 (filed herewith).

27.1      Financial Data Schedule (filed herewith).