Form 10QSB
period 2000-03-31
FAR EAST VENTURES INC
filed 2000-05-23
CIK 1067981

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

     (X) Quarterly report pursuant to section 13 or 15(d) of the SECURITIES AND EXCHANGE ACT OF 1934 For the Quarterly period ended March 31, 2000


     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 for the transition
          period from         to

                          Commission File No. 000-24885

                             FAR EAST VENTURES, INC.
        -----------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


               Nevada                                 88-0378451
               ------                                 ----------
     (State or other Jurisdiction                    (IRS Employer
    of Incorporation or Organization)             Identification No.)


           3960 Howard Hughes Parkway, 5th Floor, Las Vegas, NV 89109
                    (Address of Principal Executive Offices)

                                 (702) 990-3600
                           (Issuer's Telephone Number)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes [X]   No  [ ]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of Securities under a plan confirmed by court.

            Yes [ ]   No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 10,900,000 shares as of March 31, 2000.

              TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT


Part I.   Financial Information
-------
Item 1.   Financial Statements (unaudited):

          Balance Sheet as of March 31, 2000                          3

          Statement of Operations for the three months ended
          March 31, 2000                                              4

          Statements of Cash Flows for the three months ended
          March 31, 2000                                              5

          Notes to Consolidated Financial Statements                  6

Item 2.   Management's Discussion and Analysis or Plan of Operation   8


Part II.  Other Information
--------
Item 1.   Legal Proceedings                                           9

Item 2.   Changes in Securities                                       9

Item 3.   Defaults upon Senior Securities                             9

Item 4.   Submission of Matters to a Vote of Security holders         9

Item 5.   Other Information                                           9

Item 6.   Exhibits and reports on form 8-K                            9

          SIGNATURES                                                 11

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             FAR EAST VENTURES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000


                                     ASSETS

CURRENT ASSETS
   Prepaid consulting fees                             $   6,836,951
                                                         -----------

     Total current assets                                  6,836,951

OTHER ASSETS                                                 151,353
                                                         -----------

TOTAL ASSETS                                             $ 6,988,304
                                                         ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable and accrued expenses                 $ 2,092,423
   Line of Credit - Stockholder                              561,977
                                                         -----------

     Total current liabilities                             2,654,400
                                                         -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common Stock, $0.001 par value, 50,000,000
   shares authorized, 10,900,000 shares issued
   and outstanding                                            10,900
  Additional paid-in capital                               5,402,192
  Accumulated deficit                                     (1,079,188)
                                                         -----------
     Total stockholders' equity                            4,333,904
                                                         -----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                  $ 6,988,304
                                                         ===========

     See the accompanying notes to the consolidated financial statements

                             FAR EAST VENTURES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                  2000          1999
                                             ------------    ----------

REVENUE                                      $          -    $       -

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                        1,068,188            -
                                            -------------    ---------

LOSS BEFORE INCOME TAXES                       (1,068,188)           -

 INCOME TAXES                                           -            -
                                             ------------    ---------

NET LOSS                                     $ (1,068,188)   $       -
                                             ============    =========

BASIC AND DILUTED LOSS PER SHARE             $      (0.17)   $    (0.00)
                                             ============    ==========

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED            6,446,154     4,500,000
                                             ============    ==========




       See the accompanying notes to the consolidated financial statements

                             FAR EAST VENTURES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                          2000          1999
                                                      -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(1,068,188)     $     -
  Adjustments  to reconcile  net loss to net
  cash used in  operating  activities
  (Increase) decrease in:
   Prepaid expenses                                      775,429            -
   Other assets                                         (151,353)           -
  Increase (decrease) in:
   Accounts payable and accrued expenses                 (26,565)           -
                                                      -----------    -----------
Net cash used in operating activities                   (470,677)           -
                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from line of credit - stockholder             470,677            -
                                                      -----------    -----------
Net cash provided by financing activities                470,677            -
                                                      -----------    -----------
NET (DECREASE) INCREASE  IN CASH
   AND CASH EQUIVALENTS                                         -           -

CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                          -           -
                                                      -----------    -----------
CASH AND CASH EQUIVALENTS -
   END OF PERIOD                                      $         -    $      -
                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the three months ended March 31, 2000 and 1999, the Company paid no income taxes and no interest.

       See the accompanying notes to the consolidated financial statements

                             FAR EAST VENTURES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited Consolidated Financial Statements have been prepared by Far East Ventures, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

NOTE 2 - LOSS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted loss per share with basic and diluted loss per share. Unlike primary loss per share, basic loss per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted loss per share is very similar to the previously reported fully diluted loss per share. Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. There are no common stock equivalents.

NOTE 3 - CONSULTING AGREEMENTS

In January 2000, the Company issued to R.R.P., L.L.C., an unrelated third party, 300,000 shares of the Company's common stock in accordance with a consulting agreement. The shares have been valued in accordance with FASB No. 123 "Accounting for Stock-Based Compensation" at $1,274,880 based on the fair market value of the Company's common stock on the date of issuance of the shares.

In January 2000, the Company has committed to enter into a consulting agreement with the owner ("Consultant") of a company, which is a stockholder of the Company. The agreement is for an investor and public relations services to be rendered by the Consultant over a twelve-month period. For the services rendered, the Consultant will receive 500,000 shares of the Company's common stock. The shares have been valued in accordance with FASB No. 123 "Accounting for Stock-Based Compensation" at $2,062,500 based on the fair market value of the Company's common stock on the date of issuance of the shares.

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

                             FAR EAST VENTURES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 3 - CONSULTING AGREEMENTS, continued

In March 2000, the Company issued to Alan Burkun, an unrelated third party, 900,000 shares of the Company's common stock in accordance with a consulting agreement. The shares have been valued in accordance with FASB No. 123 "Accounting for Stock-Based Compensation" at $3,037,500 based on the fair market value of the Company's common stock on the date of issuance of the shares.

In March 2000, the Company issued to J.B. Marc & Associates, an unrelated third party, 900,000 shares of the Company's common stock in accordance with a consulting agreement. The shares have been valued in accordance with FASB No. 123 "Accounting for Stock-Based Compensation" at $1,237,500 based on the fair market value of the Company's common stock on the date of issuance of the shares.

In December 1999, Churchill Resources, Inc. ("CRI") engaged Crary Onthank and O'Neil LLC ("COO"), who have agreed to initiate a private placement of up to $6,000,000, on best efforts, of senior secured debt, senior subordinated notes or equity. The funds will be used for CRI's acquisition of the operating assets of Orangeville Raceway, Ltd. For these services, COO will be paid a one-time advisory fee of 25,000 shares of the Company's common stock and a commission, based on percentage of funding, for any private placement financing.

NOTE  4 - ACQUISTION

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


In January 2000, the Company, formerly CRI, executed an asset purchase agreement and paid an initial deposit of $100,000 to purchase the operating assets of Orangeville Raceway, Ltd. The asset purchase agreement closing is contingent upon regulatory approval from the British Columbia Racing Authority.

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
               OPERATION.

     (a) Plan of Operation.

     Initially during the first quarter of 2000 the Company focused on developing a management team and a corporate identity. Business offices were leased in Las Vegas, Nevada and management was secured, including a Chief Executive Officer and Chief Financial Officer who were knowledgeable in the gaming and horse racing industries. Further members of management are knowledgeable in the various regulatory issues presented by the Registrant being involved in gaming and horse racing in the United States and Canada. The Registrant retained the services of an Accounting firm with substantial SEC experience.

     The Registrant also focused on the development of what is to be its core business, horse racing and gaming. To that end the Registrant entered into an agreement to purchase the Fraser Downs Raceway assets in Surrey, British Columbia, Canada. The Registrant has submitted all documentation required to the British Columbia Racing Commission to secure the necessary licenses to own and operate the Fraser Downs Raceway assets. The Registrant has also signed a letter of intent to purchase the Sandown Raceway assets on Vancouver Island, British Columbia on March 2, 2000. In April 2000, the Registrant executed a letter of intent to purchase a majority in Retama Park in Selma, Texas. The Registrant is presently seeking to acquire additional horse racing and gaming venues.

     The Registrant has entered into various agreements to provide the necessary capital to complete its acquisition program.

                                     PART II


     ITEM 1.   LEGAL PROCEEDINGS

     To the best knowledge of the officers and directors of the Company, neither the Company nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no other material legal proceeding or litigation contemplated or threatened.


     ITEM 2.   CHANGES IN SECURITIES

         None.


     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

         None.


     ITEM 5.   OTHER INFORMATION

          None.



     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

     Exhibit
     Number              Description
     -------             -----------
     27                  Financial Data Schedule

          (b)  Reports  on  Form  8-K.

     On February 2, 2000 the Registrant corrected information regarding the resignation of its officers and directors by filing a Form 8-K/A on February 14, 2000.

     On February 8, 2000, the Registrant reported a change in control to Churchill Resources, Inc. and to acquire its assets. The February 8, 2000 Current Report noted a change in the Certifying Accountant and a change in Officers and Directors. The February 8, 2000 Form 8-K was amended by filing a Form 8-K/A dated February 23, 2000 on February 24, 2000 to report that the Registrant had conditionally agreed to acquire the Fraser Downs Raceway assets. The February 8, 2000 Form 8-K was amended by filing a Form 8-K/A dated March 3, 2000 on March 15, 2000 to provide the audited financial statements of Churchill Resources, Inc.

     On February 11, 2000 the Registrant reported on Form 8-K that it entered into a financial advisory agreement with Chanin Capital LLC to provide financing up to $100,000,000.

     On March 2, 2000 the Registrant reported that it had agreed to acquire the Sandown Raceway assets situated on Vancouver Island, British Columbia, Canada.


     On March 13, 2000 the Registrant reported that it had hired a Chief Executive Officer.

                                   SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FAR EAST VENTURES, INC.


Date:  May 22, 2000                By:  /s/ Fred Bilawey
                                        --------------------
                                        Fred Bilawey
                                        Chief Financial Officer