Form 10QSB
period 2000-06-30
FAR EAST VENTURES INC
filed 2000-08-21
CIK 1067981

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

     (X) Quarterly report pursuant to section 13 or 15(d) of the SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2000


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

                               Yes [X]   No [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity. As of August 14, 2000 - 11,400,000 shares of Common Stock

                             FAR EAST VENTURES, INC.
                                      Index

                                                                          Page
                                                                         Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of June 30, 2000           2

         Condensed Consolidated Statements of Operations for
         the three months ended June 30, 2000 and 1999                      3

         Condensed Consolidated Statements of Operations for
         the six months ended June 30, 2000 and 1999 and
         from Inception March 6, 1998 to June 30, 2000                      4

         Condensed Consolidated Statements of Cash Flows for
         the six months ended June 30, 2000 and 1999 and
         from Inception March 6, 1998 to June 30, 2000                      5

         Notes to Condensed Consolidated Financial Statements             6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        8-9

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  9

Item 2.  Change in Securities and Use of Proceeds                           9

Item 3.  Defaults Upon Senior Securities                                    9

Item 4.  Submission of Matters to a Vote of Security Holders                9

Item 5.  Other Information                                                  9

Item 6.  Exhibits and Reports on Form 8-K                                   9

SIGNATURES                                                                 10

Part III.                                                             EXHIBITS

Item 1.  Financial Statements

                     FAR EAST VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS

  Prepaid consulting fees                                        $   4,933,856
                                                                 -------------

     Total current assets                                            4,933,856

FURNITURE AND EQUIPMENT, net                                             5,800
OTHER ASSETS                                                           151,353
                                                                 -------------
TOTAL ASSETS                                                     $   5,091,009
                                                                 =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable and accrued expenses                         $      29,923
   Line of credit - Stockholder                                        791,892
                                                                 -------------

     Total current liabilities                                         821,815
                                                                 -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common Stock, $.001 par value, 50,000,000 shares
    authorized, 11,400,000 shares issued and outstanding                11,400
   Additional paid-in capital                                        7,464,192
   Accumulated deficit                                              (3,206,398)
                                                                 --------------

     Total stockholders' equity                                      4,269,194
                                                                 -------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                          $   5,091,009
                                                                 ==============

      See the accompanying notes to the consolidated financial statements

                     FAR EAST VENTURES, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    FOR THE THREE MONTHS ENDED
                                                            JUNE 30,
                                                   ---------------------------
                                                          2000          1999
                                                   ------------  -------------


REVENUE                                            $          -  $          -

COST OF REVENUE                                               -              -
                                                   ------------  -------------

GROSS PROFIT                                                  -              -

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                              2,127,210              -
                                                   ------------  -------------

LOSS BEFORE INCOME TAXES                             (2,127,210)             -

 INCOME TAXES                                                 -              -
                                                   ------------  -------------

NET LOSS                                           $ (2,127,210) $           -
                                                   ============  =============

BASIC AND DILUTED LOSS PER SHARE                   $     (0.19)  $      (0.00)
                                                   ============  =============

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED                 11,317,582      4,500,000
                                                   ============  =============



      See the accompanying notes to the consolidated financial statements

                     FAR EAST VENTURES, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                From Inception        FOR THE SIX MONTHS ENDED
                                 March 6, 1998               JUNE 30,
                                  to June 30,      ---------------------------
                                     2000               2000          1999
                                -------------      ------------  -------------


REVENUE                           $         -      $          -    $          -

COST OF REVENUE                             -                  -              -
                                  -----------       ------------   ------------

GROSS PROFIT                                -                  -              -

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES            3,206,398          3,195,398              -
                                  ------------      ------------   ------------

LOSS BEFORE INCOME TAXES           (3,206,398)        (3,195,398)             -

 INCOME TAXES                               -                  -              -
                                  -----------      ------------   ------------

NET LOSS                          $(3,206,398)     $ (3,195,398)   $         -
                                  ===========      ============    ===========

BASIC AND DILUTED LOSS PER SHARE  $    (0.58)      $     (0.32)    $    (0.00)
                                  ===========      ============    ===========

WEIGHTED AVERAGE SHARES
 OUTSTANDING - BASIC AND DILUTED   5,518,654        9,971,429       4,500,000
                                  ==========      ============     ===========


      See the accompanying notes to the consolidated financial statements

                     FAR EAST VENTURES, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                             From Inception     FOR THE SIX MONTHS ENDED
                                              March 6, 1998            JUNE 30,
                                               to June 30,      ------------------------
                                                  2000              2000          1999
                                             ---------------    ------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                    $(3,206,398)     $ (3,195,398)   $       -
   Adjustments to reconcile net loss
  to net cash used in operating activities
  Depreciation expense                                200               200            -
  (Increase) decrease in:
    Prepaid expenses                            2,678,524         2,678,524            -
    Other assets                               (  151,353)         (151,353)           -
  (Decrease) in:
    Accounts payable and accrued expenses      (   26,565)          (26,565)           -
                                              ------------      ------------   ---------

Net cash used in operating activities          (  705,592)         (694,592)           -
                                              ------------      ------------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment           (    6,000)           (6,000)           -
                                              ------------      ------------   ---------

Net cash used in investing activities          (    6,000)           (6,000)           -
                                              ------------      ------------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from line of credit - stockholder      711,592           700,592            -
                                              ------------      ------------   ---------

Net cash provided by financing activities         711,592           700,592            -
                                              ------------      ------------   ---------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                 -                 -            -

CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                  -                 -            -
                                              ------------      ------------   ---------
CASH AND CASH EQUIVALENTS -
   END OF PERIOD                              $         -      $          -    $       -
                                              ============     ============    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the six months ended June 30, 2000 and 1999, the Company paid no income taxes and no interest.

      See the accompanying notes to the consolidated financial statements

                     FAR EAST VENTURES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited Consolidated Financial Statements have been prepared by Far East Ventures, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

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

There are no common stock equivalents.

NOTE 3 - CONSULTING AGREEMENTS

In January 2000, the Company issued to R.R.P., L.L.C., an unrelated third party, 300,000 shares of the Company's common stock in accordance with a one year consulting agreement. The shares have been valued in accordance with FASB No. 123 "Accounting for Stock-Based Compensation" at $1,274,880 based on the fair market value of the Company's common stock on the date of issuance of the shares.

In January 2000, the Company entered into a one-year consulting agreement with the majority stockholder of the Company. The agreement is for investor and public relations services to be rendered by the Consultant over a twelve-month period. For the services rendered, the Consultant will receive 500,000 shares of the Company's common stock. The shares have been valued in accordance with FASB No. 123 "Accounting for Stock-Based Compensation" at $2,062,500 based on the fair market value of the Company's common stock on the date of issuance of the shares.

In January 2000, the Company engaged Chanin Capital Partners, LLC ("CCP") and its affiliates to act as exclusive financial advisor and/or agent to the Company in connection with acquisitions. CCP has agreed to initiate a private placement of up to $100,000,000, on best efforts, of senior secured debt, senior subordinated notes or equity. For these services CCP will be paid a one-time advisory fee of $25,000 and a commission, based on a percentage of funding, for any private placement financing.

                     FAR EAST VENTURES, INC. AND SUBSIDIARY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                  (Unaudited)

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

In December 1999, Churchill Resources, Inc. ("CRI") engaged Crary Onthank and O'Neil LLC ("COO"), who have agreed to initiate a private placement of up to $6,000,000, on best efforts, of senior secured debt, senior subordinated notes or equity. The funds will be used for CRI's acquisition of the operating assets of Orangeville Raceway, Ltd. For these services, COO will be paid a one-time advisory fee of 25,000 shares of the Company's common stock and a commission, based on a percentage of funding, for any private placement financing.

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

NOTE 5 - SUBSEQUENT EVENT

On August 1, 2000 the Company entered into an agreement with Shawn A. Becker to provide consulting services to the Company for a period of 12 months. In consideration for these services, the Company issued Mr. Becker 500,000 shares of the Company's common stock.

On August 10, 2000, the Company entered into a stock transfer and exchange agreement to purchase all the issued and outstanding shares of stock of Sophisticated Communications, Inc. for 7,000,000 shares of the Company's common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 1999 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

OVERVIEW

     Our initial focus after acquiring Churchill Resources, Inc. was to develop a management team and a corporate identity. Business offices were leased in Las Vegas, Nevada and management was secured, including a Chief Executive Officer and Chief Financial Officer who were knowledgeable in the gaming and horse racing industries.

     We also focused on the development of what was to be our core business, horse racing and gaming. To that end we entered into an agreement to purchase the Fraser Downs Raceway assets in Surrey, British Columbia, Canada. We also signed a letter of intent to purchase the Sandown Raceway assets on Vancouver Island, British Columbia.

     We, since our inception, have incurred net losses of $3,206,398. We may be unable to continue in existence unless we are able to arrange financing to fund our acquisitions and our new business strategy. We have not yet generated any revenues and are still considered in the development stage.

PLAN OF OPERATION

     In August 2000, we changed our corporate focus from that of acquiring gaming and horse racing establishments to acquiring telecommunication companies. On August 10, 2000 we entered into a Stock Transfer and Exchange Agreement with Sophisticated Communication, Inc. ("SCI"). As a result of this acquisition, we have reorganized the board of directors and management team to focus on the telecommunications industry. This reorganization resulted in the removal of certain board members and our recently hired Chief Executive Officer and Chief Financial Officer. We have also withdrawn our agreements to purchase Fraser Downs Raceway and Sandowns Raceway.

     To acquire SCI, we will issued 7,000,000 shares of our common stock to the former shareholder of SCI which represents approximately 40% of our issued and outstanding common stock. SCI is a telecommunications company based in Florida that distributes prepaid calling cards in 42 states through approximately 50,000 locations. Cards are sold in increments of $5, $10 and $20.

FORWARD LOOKING STATEMENTS

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of us complete acquisition of telecommunication companies and execute our business plan. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

     None


Item 2.  Change in Securities and Use of Proceeds

     None


Item 3.  Defaults Upon Senior Securities

     None


Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable


Item 5.  Other Information

     Not applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

             27.1 - Financial Data Schedule

     (b) Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FAR EAST VENTURES, INC.



                                    By:   /s/Allen Burditt
                                        --------------------------
                                        Allen Burditt
                                        Chairman of the Board


Date:  August 14, 2000