Form 10QSB
period 2000-09-30
FAR EAST VENTURES INC
filed 2000-11-20
CIK 1067981

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

     (X) Quarterly report pursuant to section 13 or 15(d) of the SECURITIES AND EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 2000


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


            8725 N. W. 18th Terrace, Penthouse Suite, Miami, FL 33172
                    (Address of principal executive offices)

                                 (305) 629-8400
                           (Issuer's telephone number)



     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity. As of November 20, 2000 - 12,200,000 shares of Common Stock

                             FAR EAST VENTURES, INC.
                                      Index

                                                                          Page
                                                                         Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet as of September 30, 2000     2

         Condensed Consolidated Statements of Operations for
         the three months ended September 30, 2000 and 1999                3

         Condensed Consolidated Statements of Operations for
         the nine months ended September 30, 2000 and 1999
         and from inception March 6, 1998 to September 30, 2000            4

         Condensed  Consolidated  Statements of Cash Flows for
         the nine months ended September 30, 2000 and 1999
         and from inception March 6, 1998 to September 30, 2000            5

         Notes to Condensed Consolidated Financial Statements             6-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              9-10

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                10

Item 2.  Change in Securities and Use of Proceeds                         10

Item 3.  Defaults Upon Senior Securities                                  10

Item 4.  Submission of Matters to a Vote of Security Holders              10

Item 5.  Other Information                                                10

Item 6.  Exhibits and Reports on Form 8-K                                 11

SIGNATURES 11

Part III.  EXHIBITS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                     FAR EAST VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                  (Unaudited)

                                     ASSETS

ASSETS
 FURNITURE AND EQUIPMENT, net                                            8,145
                                                               ---------------
TOTAL ASSETS                                                   $         8,145
                                                               ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                       $        32,423
   Line of credit - Stockholder                                        947,049
                                                               ---------------

     Total current liabilities                                         979,472
                                                               ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common Stock, $.001 par value, 50,000,000 shares
    authorized,12,200,000 shares issued and outstanding                 12,200
   Additional paid-in capital                                        7,813,392
   Unearned compensation                                            (3,272,299)
   Deficit accumulated during development stage                     (5,524,620)
                                                               ----------------

     Total stockholders' equity                                     (  971,327)
                                                               ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $         8,145
                                                               ===============



See the accompanying notes to the consolidated financial statements.

                     FAR EAST VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (Unaudited)


                                                    2000              1999
                                             ---------------   ---------------


REVENUE                                      $             -   $            -

COST OF REVENUE                                            -                 -
                                             ---------------   ---------------

GROSS PROFIT                                               -                 -

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                           2,307,222                 -
                                             ---------------   ---------------

LOSS BEFORE INCOME TAXES                          (2,307,222)                -

 INCOME TAXES                                              -                 -
                                             ---------------   ---------------

NET LOSS                                     $    (2,307,222)  $             -
                                             ================  ===============

BASIC AND DILUTED LOSS PER SHARE             $         (0.19)  $         (0.00)
                                             ===============   ===============

WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC AND DILUTED                 11,317,582         4,500,000
                                             ===============   ===============



See the accompanying notes to the consolidated financial statements.

                     FAR EAST VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      From Inception
                                                       March 6, 1998         For the Nine Months Ended
                                                       to September                September 30,
                                                         30, 2000              2000             1999
                                                      ---------------    -------------    --------------

REVENUE                                              $              -    $           -    $            -

COST OF REVENUE                                                     -                -                 -
                                                     ----------------    -------------    ---------------

GROSS PROFIT                                                        -                -                 -

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                                    5,524,620        5,513,620                 -
                                                     ----------------    -------------    ---------------

LOSS BEFORE INCOME TAXES                                   (5,524,620)      (5,513,620)                -

 INCOME TAXES                                                      -                 -                 -
                                                     ---------------     -------------    ---------------

NET LOSS                                             $     (5,524,620)   $  (5,513,620)   $             -
                                                     ================    ==============   ===============

BASIC AND DILUTED LOSS PER SHARE                     $          (0.90)   $      (0.52)    $         (0.00)
                                                     ================    =============    ===============

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED                        6,146,006       10,626,277         4,500,000
                                                     ================    =============    ===============





See the accompanying notes to the consolidated financial statements.

                     FAR EAST VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       From Inception
                                                       March 6, 1998        For the Nine Months Ended
                                                       to September               September 30,
                                                          30, 2000            2000             1999
                                                     ----------------    -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $     (5,524,620)   $  (5,513,620)   $            -
   Adjustments to reconcile net loss
   to net cash used in operating activities:
   Depreciation expense                                           770              770                 -
   (Increase) decrease in:
     Prepaid expenses                                       4,552,293        4,552,293                 -
     Other assets                                                   -                -                 -
   Increase (decrease) in:
     Accounts payable and accrued expenses                     22,423           22,423                 -
                                                     ----------------    -------------    --------------

Net cash used in operating activities                        (949,134)        (938,134)                -
                                                     ----------------    -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                          (8,915)          (8,915)                -
                                                     ----------------    -------------    --------------

Net cash used in investing activities                          (8,915)          (8,915)                -
                                                     ----------------    -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from line of credit - stockholder                 958,049          947,049                 -
                                                     ----------------    -------------    --------------

Net cash provided by financing activities                     958,049          947,049                 -
                                                     ----------------    -------------    --------------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                             -                -                 -

CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                              -                -                -
                                                     ----------------    -------------    --------------

CASH AND CASH EQUIVALENTS -
   END OF PERIOD                                     $              -    $           -    $           -
                                                     ================    =============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the nine months ended September 30, 2000 and 1999, the Company paid no income taxes and no interest.

See the accompanying notes to the consolidated financial statements.

                             FAR EAST VENTURES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited Consolidated Financial Statements have been prepared by Far East Ventures, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

NOTE 2 - UNEARNED COMPENSATION

In accordance with Staff Accounting Bulletin 4-E, prepaid consulting fees is shown as a deduction from equity.

NOTE 3 - LOSS PER SHARE

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

NOTE 4 - CONSULTING AGREEMENTS

In January 2000, the Company issued to R.R.P., L.L.C., an unrelated third party, and 300,000 shares of the Company's common stock in accordance with a one year consulting agreement. The shares have been valued in accordance with FASB No. 123 "Accounting for Stock-Based Compensation" at $1,274,880 based on the fair market value of the Company's common stock on the date of issuance of the shares.

In January 2000, the Company has committed to enter into a one-year consulting agreement with the owner ("Consultant") of a company, which is a stockholder of the Company. The agreement is for an investor and public relations services to be rendered by the Consultant over a twelve-month period. For the services rendered, the Consultant will receive 500,000 shares of the Company's common stock. The shares have been valued in accordance with FASB No. 123 "Accounting for Stock-Based Compensation" at $2,062,500 based on the fair market value of the Company's common stock on the date of issuance of the shares.

                             FAR EAST VENTURES, INC.
                          (A Development Stage Company)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

NOTE 4 - CONSULTING AGREEMENTS (continued)

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

In March 2000, the Company issued to J.B. Marc & Associates, an unrelated third party, and 900,000 shares of the Company's common stock in accordance with a consulting agreement. The shares have been valued in accordance with FASB No. 123 "Accounting for Stock-Based Compensation" at $1,237,500 based on the fair market value of the Company's common stock on the date of issuance of the shares.

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

In August 2000 the Company entered into an agreement with Shawn A. Becker to provide consulting services to the Company for a period of 12 months. In consideration for these services, the Company issued Mr. Becker 800,000 shares of the Company's common stock. The shares have been valued in accordance with FASB No. 123 "Accounting for Stock-Based Compensation" at $350,000 based on the fair market value of the Company's common stock on the date of issuance of the shares.


NOTE 5 - ACQUISTIONS

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

                             FAR EAST VENTURES, INC.
                          (A Development Stage Company)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 5 - ACQUISTIONS, continued

In January 2000, the Company, formerly CRI, executed an asset purchase agreement and paid an initial deposit of $100,000 to purchase the operating assets of Orangeville Raceway, Ltd. The asset purchase agreement closing is contingent upon regulatory approval from the British Columbia Racing Authority.

On August 28, 2000, the Company entered into a Restated Stock Transfer and Exchange Agreement to purchase all the issued and outstanding shares of stock of Sophisticated Communications, Inc., a Florida corporation ("SCI"), for 12,400,000 restricted shares of the Company's common stock with represents approximately 50% of the then issued and outstanding shares of the Company's common stock. SCI is in the communications business including prepaid phone cards. The closing of this transaction will occur until the completion of the audit of the financial statements of SCI and the satisfactory completion of other matter. The Company expects this transaction to close by the end of 2000.

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

     We, since our inception, have incurred net losses of $5,524,620. We may be unable to continue in existence unless we are able to arrange financing to fund our acquisitions and our new business strategy. We have not yet generated any revenues and are still considered in the development stage.

PLAN OF OPERATION

     In August 2000, we changed our corporate focus from that of acquiring gaming and horse racing establishments to acquiring telecommunication companies. On August 28, 2000 we entered into a Restated Stock Transfer and Exchange Agreement with Sophisticated Communication, Inc. ("SCI"). As a result of pending acquisition, we have reorganized the board of directors and management team to focus on the telecommunications industry. This reorganization resulted in the removal of certain board members and our recently hired Chief Executive Officer and Chief Financial Officer. We have also withdrawn our agreements to purchase Fraser Downs Raceway and Sandowns Raceway.

     At the closing of this transaction with is to occur by the end of 2000, we will issue 12,400,000 shares of our common stock to the former shareholder of SCI which represents approximately 50% of our issued and outstanding common stock. SCI is a telecommunications company based in Florida that distributes prepaid calling cards in 42 states through approximately 50,000 locations. Cards are sold in increments of $5, $10 and $20.

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

     Not applicable


Item 5.    Other Information

     Not applicable

Item 6.    Exhibits and Reports on Form 8-K

     (a) Exhibits

27.1 - Financial Data Schedule

     (b) Reports on Form 8-K

     On September 7, 2000, the Company filed a Current Report on Form 8-K that announced the following:

     1 On August 28, 2000, the Company entered into a Restated Stock Transfer and Exchange Agreement to purchase all the issued and outstanding shares of stock of Sophisticated Communications, Inc., a Florida corporation ("SCI"), for 12,400,000 restricted shares of the Company's common stock with represents approximately 50% of the then issued and outstanding shares of the Company's common stock.


     2 Shareholders in early August elected Allen Burditt and Warren Davis Directors of the Company. On August 11, 2000 the shareholders removed Fred Bilawey and Darrell Mills as officers and directors of Company.
          On September 1, 2000 the shareholders elected Michael S. Fletcher, Sean Fletcher and Joel Velazquez as Directors. On that date, Allen Burditt resigned as Director and CEO and Warren Davis resigned as Director and officer. As of September 1, 2000, Michael S. Fletcher is Chairman of the Board and Chief Executive Officer. Sean Fletcher is Secretary and Joel Velazquez is Chief Financial officer of Company. Darrell Mills, who was terminated as an officer and director of Registrant on August 11, 2000, has contested his termination.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FAR EAST VENTURES, INC.



                         By:  /s/ Michael S. Fletcher
                              ---------------------------
                              Michael S. Fletcher
                              Chairman of the Board


Date:  November 20, 2000