Form 10QSB/A
period 2000-06-30
FAR EAST VENTURES INC
filed 2000-12-28
CIK 1067981

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

                             FAR EAST VENTURES, INC.
                                      Index

                                                                          Page
                                                                         Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of June 30, 2000           2

         Condensed Consolidated Statements of Operations for
         the three months ended June 30, 2000 and 1999                      3

         Condensed Consolidated Statements of Operations for
         the six months ended June 30, 2000 and 1999 and
         from Inception March 6, 1998 to June 30, 2000                      4

         Condensed Consolidated Statements of Cash Flows for
         the six months ended June 30, 2000 and 1999 and
         from Inception March 6, 1998 to June 30, 2000                      5


         Notes to Condensed Consolidated Financial Statements             6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        9-10

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 10

Item 2.  Change in Securities and Use of Proceeds                          10

Item 3.  Defaults Upon Senior Securities                                   10

Item 4.  Submission of Matters to a Vote of Security Holders               10

Item 5.  Other Information                                                 10

Item 6.  Exhibits and Reports on Form 8-K                                  10

SIGNATURES                                                                 11


Part III.                                                             EXHIBITS

Item 1.  Financial Statements

                     FAR EAST VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (Unaudited)

                                     ASSETS

FURNITURE AND EQUIPMENT, net                                             5,800
OTHER ASSETS                                                           151,353
                                                                 -------------
TOTAL ASSETS                                                     $     157,153
                                                                 =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
   Accounts payable and accrued expenses                         $      29,923
   Line of credit - Stockholder                                        791,892
                                                                 -------------

     Total current liabilities                                         821,815
                                                                 -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common Stock, $.001 par value, 50,000,000 shares
    authorized, 11,400,000 shares issued and outstanding                11,400
   Additional paid-in capital                                        7,464,192
   Accumulated deficit                                              (3,206,398)
   Unearned consulting fees                                         (4,933,856)
                                                                 --------------

     Total stockholders' deficiency                                 (  664,662)
                                                                 -------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' DEFICIENCY                                      $     157,153
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


NOTE 2 - UNEARNED CONSULTING FEES

In accordance with the Securities and Exchange Commission Staff Accounting Bulletin 4-E, prepaid consulting fees are shown as a deduction from equity.


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

NOTE 4 - CONSULTING AGREEMENTS, continued

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

NOTE 5 - ACQUISTION

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

NOTE 6 - SUBSEQUENT EVENT

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

             27.1 - Amended Financial Data Schedule

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

Amendment No. 1
Date:  December 28, 2000